Form 10-Q
period 1996-09-30
CONNECT INC
filed 1996-11-13
CIK 831529

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

                               or

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the transition period from          to
                                         ---------   --------

                       Commission File Number 000-20873

                                 CONNECT, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                             77-0431045
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Indentification Number)


                               515 Ellis Street
                     Mountain View, California  94043-2242
             (Address of principal executive offices)  (Zip code)

                                (415) 254-4000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [_]

As of October 31, 1996 there were 18,548,092 shares of the Registrant's Common Stock outstanding.

                                 CONNECT, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (Unaudited)

               Condensed Balance Sheets as of                                 3
               September 30, 1996 and December 31, 1995.

               Condensed Statements of Operations for the three months        4
               and nine months ended September 30, 1996 and 1995.

               Condensed Statements of Cash Flows for the                     5
               nine months ended September 30, 1996 and 1995.

               Notes to Condensed Financial Statements.                       6

          ITEM 2.    Management's Discussion and Analysis of Financial        7
                     Condition and Results of Operations.

PART II - OTHER INFORMATION

          ITEM 4.    Submission of Matters to Vote of Security Holders.      13

          ITEM 6.    Exhibits and Reports on Form 8-K.                       13

SIGNATURES

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CONNECT, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)
                                  (Unaudited)

                                                                September 30,    December 31,
                                                                    1996             1995
                                                                -----------------------------
ASSETS
Current assets:
        Cash and cash equivalents                                $     17,035    $    12,929
        Accounts receivable, net                                        1,732          1,009
        Prepaid expenses and other current assets                         448            472
                                                                 ------------    -----------
Total current assets                                                   19,215         14,410
                                                                 ------------    -----------
Property and equipment, net                                             3,507          3,263
Deposits and other assets                                                 163            389
                                                                 ------------    -----------
                Total assets                                     $     22,885    $    18,062
                                                                 ============    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
        Notes payable                                            $         59    $       195
        Accounts payable                                                1,816            622
        Accrued payroll and related expenses                            1,050            306
        Other accrued liabilities                                       1,303            708
        Deferred revenue                                                  227            423
        Current portion of long term debt                                 241            252
        Obligations under capital leases                                  534            602
                                                                 ------------    -----------
Total current liabilities                                               5,230          3,108

Long-term liabilities:
Notes payable                                                              22             67
Long-term portion of extended vendor liabilities                          495            656
Long-term obligations under capital leases                                506            913
                                                                  ------------    -----------
Total long-term liabilities                                             1,023          1,636

Stockholders' equity:
        Preferred stock
                Authorized shares-10,000,000 at                            -              -
                  September 30, 1996
                Issued and outstanding shares
                  - none
        Convertible preferred stock:
                Authorized shares none and
                  55,544,540 at September 30,
                  1996 and December 31, 1995,
                  respectively
                Issued and outstanding shares-
                  none and 14,112,899 at
                  September 30, 1996 and
                  December 31, 1995, respectively                            -        37,041

        Common Stock:
                Authorized shares 40,000,000
                  and 50,000,000 at
                  September 30, 1996 and
                  December 31,1995, respectively
                Issued and outstanding shares
                  18,548,092 and 398,624 shares
                  at September 30, 1996 and
                  December 31, 1995, respectively.
                  $.001 par value at September 30,
                  1996, no par value December 31,
                  1995                                                     18          7,108

        Additional paid-in capital                                     60,687              -
        Deferred compensation                                            (150)             -
        Accumulated deficit                                           (43,923)       (30,831)
                                                                 ------------    -----------
                Total stockholders' equity                             16,632         13,318
                                                                 ------------    -----------
Total liabilities and stockholders' equity                       $     22,885    $    18,062
                                                                 ============    ===========

See accompanying notes.

                                 CONNECT, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                  (Unaudited)


                                                Three Months Ended    Nine Months Ended
                                                   September 30,         September 30,
                                                 ----------------------------------------
                                                   1996      1995       1996      1995
                                                 --------- ---------  --------- ---------
REVENUE:
        License                                   $  1,227  $     34   $  2,738  $    123
        Service                                      1,710       693      4,187     6,157
                                                 --------- ---------  --------- ---------
                Total revenue                        2,937       727      6,925     6,280
                                                 --------- ---------  --------- ---------
COST OF REVENUE:
        License                                        221        41        504        98
        Service                                      2,084       842      6,382     4,218
                                                 --------- ---------  --------- ---------
                Total cost of revenue                2,305       883      6,886     4,316
                                                 --------- ---------  --------- ---------
                Gross profit (loss)                    632      (156)        39     1,964
                                                 --------- ---------  --------- ---------
OPERATING EXPENSES:
        Research and development                     1,372     1,834      3,598     3,342
        Sales and marketing                          2,678       984      7,786     2,278
        General and administrative                     643       774      1,864     2,768
        Termination of distribution rights               -         -          -     4,057
                                                 --------- ---------  --------- ---------
                Total operating expenses             4,693     3,592     13,248    12,445
                                                 --------- ---------  --------- ---------
Loss from operations                                (4,061)   (3,748)   (13,209)  (10,481)
                                                 --------- ---------  --------- ---------
Interest expense                                       (79)     (296)      (261)     (680)
Interest income and other income                       175        11        378        27
                                                 --------- ---------  --------- ---------
Loss before income taxes                            (3,965)   (4,033)   (13,092)  (11,134)
                                                 --------- ---------  --------- ---------
Provision (benefit) for income taxes                     -         -          -         -
                                                 --------- ---------  --------- ---------
Net loss                                          $ (3,965) $ (4,033)  $(13,092) $(11,134)
                                                 ========= =========  ========= =========
Pro forma net loss per share                      $   (.23) $   (.23)  $   (.74) $   (.63)
                                                 ========= =========  ========= =========
Shares used in computing
  pro forma net loss per share                      17,320    17,810     17,613    17,812
                                                 ========= =========  ========= =========

See accompanying notes.

                                 CONNECT, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                -------------------
                                                                  1996      1995
                                                                --------- ---------
OPERATING ACTIVITIES:
Net loss                                                        $(13,092) $(11,134)
Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation and amortization                                1,294       801
      Amortization of deferred compensation                           19         -
      Termination of distribution rights                               -     1,418
        settled in Series E Preferred stock
      Deferred income taxes                                            0        77
      Changes in assets and liabilities:
                Accounts receivable                                 (723)      259
                Prepaid expenses and other current                    24      (168)
                  assets
                Deposits and other assets                            226         5
                Accounts payable, payroll and                      2,360     1,518
                  related expenses, other accrued
                  expenses and extended vendor
                  liabilities
                Deferred revenue                                    (195)   (2,710)
                                                                --------  --------
Net cash used in operating activities                            (10,085)   (9,934)

INVESTING ACTIVITIES:
Purchases of property and equipment                               (1,525)   (1,677)
                                                                --------  --------
Net cash used in investing activities                             (1,525)   (1,677)

FINANCING ACTIVITIES:
Proceeds from sale and leaseback of
  equipment at net book value                                          -     1,197
Proceeds from issuance of convertible                              3,901         -
  preferred stock
Proceeds from initial public offering                             12,422         -
Proceeds from issuance of common stock                                63         9
Proceeds from issuance of notes payable                                -     9,560
Repayment of principal under capital                                (489)     (349)
  lease obligations
Repayment of principal on notes payable                             (181)     (314)
                                                                --------  --------
Net cash provided by financing                                    15,716    10,103
  activities

Net increase (decrease) in cash and                                4,106    (1,508)
  cash equivalents
Cash and cash equivalents at beginning of period                  12,929     1,594
                                                                --------  --------
Cash and cash equivalents at end of period                      $ 17,035  $     86
                                                                ========  ========

Supplemental disclosure of cash flow information:
        Cash paid during the year for interest                  $    259  $    317

        Cash paid for income taxes                              $      1  $      5

Supplemental non-cash investing and financing information:
        Notes payable to stockholders, including                $      0  $    153
          $27 of accrued interest, converted into
          Series D preferred stock

        Incurrence of capital lease obligations                 $     14  $    332

        Conversion of convertible preferred stock               $ 40,943  $      -
          into common stock

See accompanying notes.

                                  CONNECT, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS

1)      THE COMPANY AND SIGNIFICANT ACCOUNTING P0LICIES
BASIS OF PRESENTATION

        CONNECT, Inc. ("CONNECT" or the "Company"), is a leading provider of Internet-based interactive commerce and order management application software.

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial information should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (the "Prospectus"), which was declared effective August 14, 1996 by the Securities and Exchange Commission. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods.

2)      NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE
        Except as noted below, net loss per share is based on the weighted average number of shares of common stock outstanding during the period presented. Common equivalent shares from convertible preferred stock (using the if-converted method) have been included in the computation when dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods presented through June 30, 1996 (using the treasury stock method at a per share price of $6.00, the initial public offering price). Per share information calculated on this basis is as follows:

                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                 --------------------------------------------
                                    1996       1995        1996       1995
                                 ---------- ----------  ---------- ----------

     Net loss per share           $ (0.41)  $  (0.30)   $  (1.06)  $  (0.81)

     Shares used in computing       9,737     13,663      12,321     13,665
        net loss per share

        Pro forma net loss per share presented in the Statements of Operations has been computed as described above and also gives retroactive effect, even if anti-dilutive, to common equivalent shares from convertible preferred stock that were automatically converted to common stock upon the closing of the initial public offering (using the if-converted method).

3)      INITIAL PUBLIC OFFERING
        In August 1996, the Company completed its initial public offering of 2,400,000 shares of common stock. The Company received net proceeds of approximately $12.4 million after deducting expenses and underwriting discounts. Upon closing of the offering, all then outstanding preferred stock converted into approximately 15,503,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption, "Risk Factors" in the Prospectus as well as elsewhere in this Quarterly Report on Form 10-Q. In particular such factors include: the Company's ability to implement its products; acceptance by the marketplace of the Company's products and services; the Company's ability to develop new products and services to meet market demand or incorporate evolving industry standards; the Company's ability to compete effectively; acceptance of the Internet as a medium for electronic commerce and order management; the Company's dependence on the Internet infrastructure; the Company's dependence on certain third party software and services vendors; and the Company's ability to protect its intellectual property. Readers are cautioned not to place undue reliance on these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Prospectus, the Annual Report on Form 10-K to be filed by the Company for the fiscal year ended December 31, 1996, the Quarterly Reports on Form 10-Q to be filed by the Company in 1996 and 1997 and any Current Reports on Form 8-K filed by the Company.

OVERVIEW
        The Company designs, develops, markets and supports packaged application software for Internet-based interactive commerce. The Company was founded in 1987 to provide on-line information services to businesses. During the period 1987 through 1992, the Company's primary business was the operation and management of a private on-line service and the licensing of related client software. In 1993 and 1994, the Company also offered software for creation, access and operation of custom on-line systems. In late 1994, the Company began to shift its focus from providing on-line services to developing packaged software applications for Internet-based interactive commerce. During 1994 and 1995, the Company derived a significant portion of its revenue from contract software development projects with two companies under which the Company retained ownership of the technology developed. These projects formed the foundation for the development of OneServer, the Company's core software application, which was commercially released in September 1995, and OrderStream, the first pre-configured implementation of OneServer, which was commercially released in June 1996. (OneServer, OrderStream are trademarks of the Company).

         The Company believes that the majority of its 1996 revenue will be generated through licenses of OneServer and OrderStream and the performance of related services. The Company expects that revenue from the operation of private on-line services will constitute a decreasing portion of the Company's overall revenue in the future. As a result of the recent transition in the Company's business, the Company's results of operations prior to fiscal 1996 should not be relied upon as indicative of future results.

         The Company derives revenue from software license fees and services. License fees primarily consist of revenue from licenses of the Company's application software. Service revenue consists of fees from implementation (including customization of licensed software), training, maintenance and support, contract software development projects, and system hosting and on-line services. License revenue is recognized on shipment of the application software provided there are no significant remaining obligations and the collectability is deemed probable by management. License fees under contracts requiring significant implementation, including customization, of licensed application software are recognized on a percentage-of-completion basis. Revenue from implementation services is recognized as the services are performed, except for revenue from certain fixed price contracts which is recognized on a percentage-of-completion basis. Actual costs and gross margins on fixed price contracts could differ materially from management's estimates and such differences could have a material adverse effect on the Company's operating results and financial conditions.

         The Company also enters into maintenance agreements in connection with licenses of its application software under which revenue is recognized ratably over the term of the agreement, generally one year. Usage fees related to the Company's training, system hosting services, private on-line services and consulting services are recognized as the services are performed.
Additionally, service revenue from contract software development projects, in which the Company develops specific technology for its customers, has been recognized on a percentage-of-completion basis.

         The Company has incurred net losses in each fiscal year since its inception and as of September 30, 1996, has an accumulated deficit of $43.9 million. The Company's operating expenses have increased substantially since 1994 as the Company made investments related to the development and introduction of OneServer. To date, all research and development costs have been expensed as incurred and have not been capitalized because capitalizable costs have not been material. The Company anticipates that operating expenses will continue to increase for the foreseeable future as it continues to develop its technology, increase sales and marketing efforts and establish and expand distribution channels. Accordingly, the Company expects to incur additional losses on a quarterly and annual basis for the foreseeable future.

         The Company's prospects are dependent upon the successful acceptance of OneServer and OrderStream by the market, and must be evaluated in light of the risks and uncertainties frequently encountered by companies dependent upon such early stage products. In addition, the Company's markets are new and rapidly evolving, which heightens these risks and uncertainties. To address these risks, the Company must, among other things, successfully implement its marketing strategy, respond to competitive developments and continue to develop and upgrade its products and technologies. There can be no assurance that the Company will succeed in addressing any or all these risks. See "Risk Factors" in the Prospectus.

REVENUE

        Total revenue was $2,937,000 for the three months ended September 30, 1996, compared to $727,000 for the three months ended September 30, 1995. Total revenue for the nine months ended September 30, 1996 was $6,925,000, compared to $6,280,000 for the nine months ended September 30, 1995. Three customers represented approximately 11%, 13%, and 16% of total revenue for the first nine months of 1996. One customer contributed 29% of total revenue during the third quarter of 1996. In 1995, two customers accounted for 64% of total revenue for the nine months, and 19% during the third quarter.

        License revenue was $1,227,000, or 42% of total revenue, for the quarter ended September 30, 1996 and $2,738,000, or 40% of total revenue, for the nine months ended September 30, 1996. License revenue was $34,000, or 5% of total revenue, for the third quarter ended September 30, 1995 and $123,000, or 2% of total revenue, for the nine months ended September 30, 1995. The increase in license revenue as a percentage of total revenue was due primarily to the introduction of the OneServer and OrderStream products in September 1995 and June 1996, respectively. Prior to the introduction of these products the Company's primary business was the operation and management of on-line services.

        Service revenue was $1,710,000, or 58% of total revenue, for the quarter ended September 30, 1996 and $4,187,000, or 60% of total revenue, for the nine months ended September 30, 1996. Service revenue was $693,000, or 95% of total revenue, for the quarter ended September 30, 1995 and $6,157,000, or 98% of total revenue, for the nine months ended September 30, 1995. In the first six months of 1995 service revenue consisted primarily of revenue associated with contract software development projects with AT&T Corp. and a subsidiary of IDG Corporation. Both contracts were completed in June of 1995. The Company expects that service revenue will continue to decline as a percent of total revenue due to the Company's focus on licensing the Company's OneServer and OrderStream products versus professional services development contracts and on-line services.

COST OF REVENUE
        Cost of license revenue was approximately $221,000, or 18% of license revenue, for the quarter ended September 30, 1996 and $504,000, or 18% of license revenue, for the nine months ended September 30, 1996. Comparable numbers for 1995 were approximately $41,000, or 121% of license revenue, for the quarter ended September 30, 1995 and approximately $98,000, or 80% of license revenue, for the nine months ended September 30, 1995. Cost of license revenue includes sublicense fees and expenses relating to product media. The relatively high cost as a percentage of license revenue in 1995 is primarily attributable to the cost of media and documentation associated with the introduction of OneServer.

        Cost of service revenue was approximately $2,084,000, or 122% of service revenue, for the quarter ended September 30, 1996 and $6,382,000, or 152% of service revenue, for the nine months ended September 30, 1996. Comparable numbers for 1995 were approximately $842,000, or 122% of service revenue, for the quarter ended September 30, 1995 and $4,218,000, or 69% of service revenue, for the nine months ended September 30, 1995. Cost as a percentage of service revenue for the first nine months of 1996 are higher than the comparable prior year period due to the timing and extent of professional services rendered to OneServer and OrderStream customers in 1996.

OPERATING EXPENSES

        Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses decreased 25% to $1,372,000 for the quarter ended September 30, 1996 from $1,834,000 during the third quarter ended September 30, 1995 due to reduced research and development staffing in 1996 following OneServer's introduction in September 1995 and OrderStream's introduction in June 1996. For the nine month period ended September 30, 1996 research and development expenses increased approximately 8% to $3,598,000 from $3,342,000 in the similar prior year period.

        Sales and marketing expenses consist primarily of salaries and sales commissions of sales and marketing personnel and travel, marketing and promotional expenses. Sales and marketing expenses were approximately $2,678,000 for the quarter ended September 30, 1996 and $7,786,000 for the nine months ended September 30, 1996. Comparable numbers for 1995 were $984,000 for the quarter ended September 30, 1995 and $2,278,000 for the nine months ended
September 30, 1995.   This represents a 172% and a 242% increase, respectively,
from comparable periods in the prior year due to increased staffing and commissionable sales.

        General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses,
as well as legal and accounting expenses.   General and administrative expenses
decreased 17% to $643,000 for the quarter ended September 30, 1996 from $774,000 during the third quarter ended September 30, 1995. For the nine months ended September 30, 1996 general and administrative expenses decreased 33% to $1,864,000 from $2,768,000 in the similar prior year period. This reduction is due, in part, to reduced staffing and consulting in the general and administrative area.

        Termination of Distribution Rights reflects the one-time expense of $4,057,000 in the first nine months of 1995 related to the Company's termination of exclusive European distribution rights of its former European distributor. The distributor had acquired exclusive rights for distributing certain of the Company's software and services in Europe. The Company decided to negotiate the termination of the distributor's rights primarily because the distributor was not performing to the Company's standards and the Company wanted to re-establish control over it European distribution channel.

        Interest expense consists primarily of interest incurred on equipment lease financing and on bridge loans from shareholders. Interest expense decreased 73% to $79,000 for the quarter ended September 30, 1996 from $296,000 during the third quarter ended September 30, 1995. For the nine month period ended September 30, 1996 interest expenses decreased 62% to $261,000 from $680,000 in the similar prior year period primarily due to the bridge loans converting to preferred stock in December 1995.

        Interest income consists primarily of interest earned on cash and cash equivalents and short term investments. Interest income increased to approximately $175,000 and $378,000 for the three and nine month periods ended September 30, 1996 respectively, from negligible levels for the same three and nine month periods ended September 30, 1995. This increase is attributable to higher average cash, cash equivalents, and short term investment balances as a result of the December 1995 and July 1996 preferred stock financings and the Company's initial public offering of common stock in August 1996.

        The Company has a tax loss carry forward and is currently posting losses for tax purposes. Accordingly, there is no provision for income taxes.

FACTORS AFFECTING QUARTERLY OPERATING RESULTS
         The Company has experienced and expects to continue to experience significant fluctuations in quarterly operating results that may be caused by many factors including, among others, the number, timing and significance of product enhancements and new product announcements by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the length of the Company's sales cycle, market acceptance of and demand for the Company's products, the pace of development of electronic commerce conducted on the Internet, the mix of the Company's products sold, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, non-renewal of service agreements, software defects and other product quality problems, the Company's ability to attract and retain key personnel, the extent of international sales, changes in the level of operating expenses and general economic conditions. The Company anticipates that a significant portion of its revenue will be derived from a limited number of orders placed by large corporations, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. The Company expects to recognize the majority of its license revenue in the last month of each quarter. As a result, any delay in delivery of products at the end of a quarter could materially adversely affect operating results for that quarter. In addition, the Company intends, in the near term, to significantly increase its personnel, including its direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Furthermore, the operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. In addition, as a result of the Company's recent shift in business strategy, the Company's results of operations prior to fiscal 1996 should not be relied upon as indicative of future results. Revenue is also difficult to forecast because the market for Internet-based packaged applications software is rapidly evolving and the Company's sales cycle may vary substantially from customer to customer. Further, the Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, in some future quarter the Company's operating results may be below the expectations of securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Risk Factors Fluctuations in Quarterly Operating Results."

LIQUIDITY AND CAPITAL RESOURCES
        Prior to its initial public offering, the Company financed its operations primarily through the private sale of equity securities and the use of capital leases for equipment. On July 3, 1996 the Company raised approximately $3 million, net of issuance costs, with the issuance of convertible preferred stock, which was subsequently converted into shares of common stock at the time of the initial public offering. On August 15, 1996 the Company completed its initial public offering, raising net proceeds of approximately $12.4 million. As of September 30, 1996 the Company had working capital of approximately $14 million.

        The Company anticipates that its available cash resources are sufficient to meet its presently anticipated working capital and capital expenditure requirements through the end of 1997. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under "Risk Factors" in the Prospectus and those discussed elsewhere herein. The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank or lease financings, or otherwise. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience dilution, or the securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurances that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, operating results and financial condition.

                           PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                Not applicable

ITEM 2.         CHANGES IN SECURITIES
                Not applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                Not applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        1. In July 1996, the Company solicited and received stockholder approval by written consent for the amendment of the Certificate of Incorporation of the Company in connection with the sale of convertible preferred stock by the Company. With respect to this matter, 12,952,944 shares (on a post-reincorporation, as-converted basis) were voted in favor of such proposal and no shares were voted against such proposal.

        2. In July 1996, in connection with the Company's initial public offering, the Company solicited and received stockholder approval by written consent for (i) the Company's reincorporation from the State of California to the State of Delaware, (ii) approval of the adoption of the 1996 Employee Stock Purchase Plan, (iii) approval of the 1996 Directors' Stock Option Plan, and (iv) approval of an amendment of the 1996 Stock Option Plan to comply with certain requirements of Rule 16b-3 of the Securities Exchange Act of 1934. With respect to these matters, 14,221,835 shares (on a post-reincorporation, as-converted basis) were voted in favor of such proposals and no shares were voted against such proposals.

        3. In August 1996, the Company solicited and received stockholder approval by written consent for the amendment of the Certificate of Incorporation of the Company in connection with the Company's initial public offering. With respect to this matter, 15,455,036 shares (on a post-reincorporation, as-converted basis) were voted in favor of such proposal and no shares were voted against such proposal.


ITEM 5.         OTHER INFORMATION
                Not applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                The Company did not file any reports on Form 8-K during the three months ending September 30, 1996.

a)  Exhibits
        ITEM    DESCRIPTION
        ----    -----------
        11.1    Computation of Earnings Per Share
        27      Financial Data Schedule

                                  SIGNATURES
        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CONNECT, Inc.


Date:  November 14, 1996                        /s/ Thomas P. Kehler
-------------------------                       --------------------------
                                                Thomas P. Kehler
                                                President and Chief Executive
                                                        Officer
                                                (Principal Executive Officer)

Date:  November 14, 1996                        /s/ Joseph Girata
-------------------------                       --------------------------
                                                Joseph Girata
                                                Vice President, Finance &
                                                        Administration and
                                                        Chief Financial Officer
                                                (Principal Financial and
                                                        Accounting officer)