Form 10-K
period 1996-12-31
CONNECT INC
filed 1997-03-28
CIK 831529

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2054

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ to ______________ .

                       COMMISSION FILE NUMBER 000-20873

                                 CONNECT, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                               ---------------

                 DELAWARE                                     77-0431045
      (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

                                 CONNECT, INC.
                               515 ELLIS STREET
                         MOUNTAIN VIEW, CA 94043-2242
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 254-4000

                               ---------------

       Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

  As of February 28, 1997, there were 18,747,243 shares of Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on February 28, 1997) was approximately $34.2 million. Shares of Registrant's common stock held by each executive officer and director and by each entity that own 5% more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Designated portions of the following documents are incorporated by reference into this Form 10-K where indicated:

  Portions of the CONNECT Inc. "Proxy Statement" for the 1997 Annual Meeting of Stockholders to be held on May 29, 1997 are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS

                                   BUSINESS

  This description contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this Form 10-K. The Company assumes no obligation to update any forward-looking statements contained herein.

OVERVIEW

  CONNECT designs, develops, markets and supports industrial strength, scaleable software applications for Internet-based interactive commerce. CONNECT application software and services are designed to reduce the time and overall cost for businesses to implement and maintain a secure sales, marketing, order capture, customer service and procurement capability on the World Wide Web (the "Web"). The Company's software supports key functions necessary for large-scale interactive commerce, including user registration, multimedia catalog and content management, dynamic merchandising, order capture and management, security, payment processing, customer service, procurement management, enterprise integration and systems administration.

  CONNECT's core product, OneServer(TM), is a cross-industry packaged software application for Internet-based interactive commerce, including sales, marketing, order capture, customer service and procurement. In addition, the Company offers OrderStream(TM), its first preconfigured implementation of OneServer for business-to-business interactive commerce in selected vertical markets. CONNECT's applications are designed to support large numbers of purchasers, products and transactions. The Company's object-oriented software architecture and robust transaction manager tightly integrate OneServer and OrderStream with a relational database to provide increased system performance and transaction capacity. The Company and its partners offer a broad range of services to implement, support and operate CONNECT's applications.

  The Company's products and services offer the following benefits:

  . Faster Time to Market. The Company believes that rapid implementation is critical to success in the Internet-based interactive commerce applications market. The Company's software incorporates key functions designed to permit rapid implementation, including user registration, advertising, multimedia catalog and content management, dynamic merchandising, browsing and searching, order capture, order management, usage tracking, security, payment processing, enterprise integration, and system administration. OneServer's HTML (Hypertext Markup Language) template engine and business object architecture minimize the need for custom software code, allowing rapid implementation to meet a company's specific requirements. To further accelerate time to market, the Company intends to develop a set of preconfigured application modules of OneServer tailored to meet the interactive commerce requirements of selected vertical markets.

     In addition, the Company recently launched a new program, CONNECT QuickStart(TM), to accelerate customer application implementations. CONNECT QuickStart is directed at companies who wish to take a phased approach to interactive commerce --creating a live, revenue-generating Web site as quickly as possible with less assistance, reduced transaction capacity and reduced initial license fees. Customers can then scale the application, adding more transaction capacity at a later date for an additional license fee

  . Lower Cost of Ownership. CONNECT's solution is designed to reduce the overall cost of deploying and maintaining an Internet-based interactive commerce application. The Company's open architecture, pre-built functions and integrated approach limit custom coding, thereby reducing implementation and ongoing maintenance costs.

  . Industrial Strength, Scaleable Applications. The Company's applications are designed to support large numbers of purchasers, products and transactions and are based on a foundation of industry-standard technology. The Company's software can be integrated with existing enterprise systems and business processes, offers state-of-the-art security and supports the critical requirements for high capacity interactive commerce.

PRODUCTS AND SERVICES

 OneServer

  CONNECT's core product, OneServer, is a software application for Internet-based interactive commerce. OneServer integrates the key features and functions necessary to implement a Virtual Sales Channel. CONNECT's customers license OneServer and, using the Company's professional services capabilities or those of a Solution Partner, tailor OneServer to the specific needs of their businesses. OneServer is designed to enable CONNECT's customers to quickly, securely and cost-effectively implement an Internet-based sales, marketing, and order capture capability. For sellers, benefits include more control over order execution, customer specific promotions, better product and pricing information and tighter relationships with purchasers. The key business benefits for purchasers include expedited purchasing, lower cost and 24-hour availability.

  OneServer Version 1.0 was commercially released in September 1995, and Version 2.0 was released in beta status in February 1997. Commercial release is scheduled by April 15, 1997

  The Company has licensed its OneServer software to customers for fees ranging from approximately $100,000 to over a $1 million. Fees for professional services and annual fees for maintenance and support are additional. The amount of revenue derived from a particular sale depends upon a number of factors including the number of computer processors, complexity of the customer application supported, amount of necessary customization and other factors.

 OrderStream

  OrderStream is a preconfigured implementation of OneServer tailored for business-to-business interactive commerce in selected vertical markets. These vertical markets include resellers and distributors of computer hardware and software, electronic components and office equipment and supplies. OrderStream includes pre-built OneServer business objects and a set of preconfigured HTML templates (Web pages) designed to support the specific requirements of these markets. OrderStream version 1.0 was commercially released in June 1996. Version 1.1 was commercially released in December 1996.

  OrderStream includes the following features in addition to those provided by its OneServer foundation:

        BUSINESS PROCESS              ADDITIONAL ORDERSTREAM FUNCTIONALITY
        ----------------        -----------------------------------------------
 Marketing and Merchandising    . Customer-specific catalog and pricing
                                . Feature-specific product search
                                . Automated catalog creation and update through
                                  bulk data importation
                                . User interface screens for catalog, SKU and
                                  product management
                                . Seller-branded product catalogs
                                . Custom product designations (e.g., preferred
                                  items and required approvals)
 Sales and Order Management     . Real-time inventory availability checking
                                . User interface screens for customer service
                                  and order capture
                                . Order review, routing, approval and rejection
                                . Order status tracking
                                . Purchase controls by buyer, frequency and
                                  dollar amount
 Administration and Integration . OrderStream-specific APIs (e.g., inventory availability and order status)
                                . Electronic data interchange (EDI)

  The Company licenses OrderStream at a premium to OneServer license fees. Each OrderStream license includes a OneServer run-time sublicense. As with OneServer, the Company charges separately for professional services and annual fees for maintenance and support. The amount of revenue derived from a particular sale depends on a number of factors, including the number of computer processors, complexity of the customer application supported, amount of necessary customization and other factors.

 Services

  The Company provides a full range of services to support the licensing of its software applications. These services include project implementation and training, maintenance and support, system hosting and online services. To retain its focus on technology and software development, the Company leverages its own capabilities through relationships with leading third-party providers of systems integration and design services. The Company believes that the quality and breadth of these services are an important competitive advantage.

  Implementation and Training. The Company offers fee-based services to help customers design and implement OneServer and OrderStream applications. The Company and its Solution Partners work closely with customers to clarify the project business case, define project scope and establish a project plan and schedule. In addition, the Company offers fee-based education and training on the use of its products to customers and third-party implementation partners.

  Maintenance and Support. The Company provides software maintenance including product updates and technical support to its customers and Solutions Partners. Fees charged depend upon the support level and size of the customer's application.

  Hosting Services. CONNECT offers system hosting services for its customers' OneServer and OrderStream applications. These services include installing the application on a remote server located at CONNECT's headquarters or a Solution Partner's site, maintaining and administering the database, and other system management services. The Company provides these services on a fee basis to customers who do not want to operate and manage their own Internet-based applications. The Company is actively recruiting Solutions Partners to provide such hosting services.

  Online Services. Since 1988, the Company has provided private online services to various businesses and other organizations. These services include e-mail, user forums and access to public and private information resources and are marketed under the CONNECT Online brand name. These services may be accessed by registered users through the Web or proprietary client software. As of December 31, 1996, approximately 15,000 users in multiple organizations were using these services.

 Licensing and Third-Party Software

  The Company typically provides its software products to its customers under nonexclusive object code licenses. Generally, CONNECT sublicenses to its customers third-party software integrated in the Company's software, including a relational database management system from Oracle, a web server from Netscape, a text search engine from Fulcrum and encryption technology from RSA. In addition, the Company bundles certain reporting software from COGNOS with each copy of OneServer. The Company's customers also may obtain such licenses directly from such third-party software vendors. See "Risk Factors-- Dependence upon Certain Licenses."

 CUSTOMERS

  As of December 31, 1996, CONNECT had licensed either OneServer or OrderStream to over 20 customers. The Company commenced marketing its OrderStream product in May 1996.

  There can be no assurance that the applications that have not yet been implemented will be deployed on a timely basis. Delays on implementation could have an adverse effect on the Company's revenues and results of operations. See "Risk Factors".

  During 1996, one company accounted for approximately 13% of the Company's revenue. No other customer accounted for more than 10% of the Company's revenue in 1995 or 1996. During 1995, AT&T accounted for 52% of the Company's revenue pursuant to a contract software development project.

 TECHNOLOGY

  The Company's technology represents a third generation software architecture based on the Company's experience in the online services market. The Company's software architecture is comprised of six tightly integrated layers.

  Client Support. OneServer works with leading Web browsers and supports HTML and Web standards such as HTTP (Hypertext Transfer Protocol) and SSL (Secure Sockets Layer), an encryption-based security protocol. In addition, for more complex applications, OneServer supports Microsoft's Visual Basic, ActiveX and Visual C++ programming languages, as well as Sun Microsystems' Java, a network-specific programming language.

  HTML Template Engine. The OneServer HTML Template Engine separates the management of database content from the presentation format. The HTML Template Engine combined with the Object Manager reduces the amount of custom code and CGI (Common Gateway Interface, a standard for interfacing external applications with information servers) scripting needed to dynamically create HTML pages, thereby improving time to market, lowering maintenance costs and improving system performance.

  Transaction Manager. OneServer's Transaction Manager offers robust security and authentication protection. The Transaction Manager features multi-processing and multi-threading, thereby enabling OneServer and OrderStream to scale across multiple processors to accommodate large numbers of purchasers, products and transactions. In addition, the Transaction Manager ensures application-wide data consistency regardless of data type (e.g., text, graphic and structured), and includes the Company's RAMP (Reprioritizable Asynchronous Multi-threaded Protocol), a client/server protocol for handling transactions, as well as a transaction dispatcher and monitor.

  Business Objects. OneServer includes pre-packaged business functionality or objects designed for use in interactive commerce. Customers can extend these objects or build new objects quickly and easily to match precise business requirements. The pre-packaged objects support common sales and marketing and other business functions including user registration, advertising, multimedia catalog and content management, dynamic merchandising, browsing and searching, order management, security and authorization, transaction processing, enterprise integration and system administration.

  Object Manager. The OneServer Object Manager defines and manages objects thereby extending the capabilities of the Oracle 7 database to handle custom and predefined objects, including multimedia objects. These capabilities are designed to allow customers to create robust, complex and flexible data models. The Object Manager hides storage and access complexities, allowing the customer to focus on automating business processes. The Object Manager allows objects to be extended by inheriting characteristics from multiple parent objects, reducing data redundancies and extraneous coding requirements. An object's attributes can be accessed through the Internet-based URL reference instead of custom code.

  Industry Standard Technology. OneServer incorporates industry-leading technology as part of its architecture, including the Oracle 7 relational database management system, the Netscape Enterprise Server web server, the Fulcrum text search engine and RSA encryption. The tight integration between the Oracle 7 database and OneServer results in increased system performance and transaction capacity. The Company's software applications run on the HP-UX 10 and Sun Solaris 2.4/2.5 versions of the UNIX operating system.

MARKETING AND SALES

  CONNECT's marketing efforts are focused on increasing awareness of CONNECT and its products in selected target markets, and positioning CONNECT as a leading interactive commerce software provider. CONNECT marketing programs have four primary goals: lead generation, market education and awareness, sales effectiveness and product management. The Company's market education and awareness activities include seminars, speaking engagements and sponsorship of market studies by leading industry analysts. In addition, CONNECT utilizes direct mail, public relations, trade shows, telemarketing and innovative sales tools to disseminate its marketing message, generate sales leads, and improve sales effectiveness. CONNECT's product management staff works with customers and industry experts to ensure that the Company's products will satisfy market requirements.

  The Company currently sells its products and related services using two channels: a direct sales model and a "leveraged" direct sales model (using leads referred by Solution Partners). The Company's selling efforts generally focus on senior level executives in large corporations. The Company intends to expand distribution of its OneServer product in the future to include indirect sales channels, such as value-added resellers (VARs).

  The Company markets and sells its products and services through an organization consisting of 43 employees as of December 31, 1996, based at the Company's corporate office in Mountain View, California, and offices in Oak Brook Terrace, Illinois; Stamford, Connecticut; Dallas, Texas; and London, Great Britain.

SOLUTION PARTNERS

  A key element of the Company's strategy is to continue to expand its strategic alliances with Solution Partners. The Company believes that such relationships promote the visibility of the OneServer and OrderStream applications and enable the Company to supplement its core products and services to provide a complete solution. The Company's Solution Partners can be segmented into the following four categories:

  Technology Providers. CONNECT has incorporated industry-leading software into its products. The Company licenses and resells software from Oracle (relational database management system), Fulcrum (text search engine) and RSA (encryption). The Company has plans to include Netscape's webserver in future releases of its products. The Company also engages in joint marketing activities with other technology companies, including Hewlett-Packard and Sun Microsystems.

  Solution Enhancement. CONNECT is working with other companies that offer additional complementary solution elements. These include First Data Corporation (payment processing), CyberCash, Inc. (payment processing), Verisign, Inc. (authentication), COGNOS (reporting tools), and BBN Planet Corporation (Internet access).

  Professional Services. CONNECT works with a group of leading professional services organizations to assist customers in implementing OneServer and OrderStream. These organizations are Ernst & Young LLP, Andersen Consulting, Computer Sciences Corporation, Compuware Corporation, Logica plc, Sage Solutions, Inc., Sapient Technologies, Inc. and Cambridge Technology Partners. These providers perform services such as business process reengineering and integration, database design and application development.

  Creative Partners. CONNECT works with organizations that specialize in the creative aspects of developing Web sites. These organizations include CKS Partners Ltd., Eagle River Interactive Inc., Poppe Tyson Advertising & Public Relations, Ikonic Interactive Inc., Organic Online, Studio Archetype (formerly Clement Mok Designs, Inc.) and Thomas Nicholson. These firms are an important initial contact point for companies exploring interactive commerce applications and are sometimes sources of referrals for the Company.

RESEARCH AND DEVELOPMENT

  Since inception, the Company has made substantial investments in research and product development. The Company's research and development expenses were $4.7 million in 1996, $4.8 million in 1995, and $1.6 million in 1994, and the Company expects to increase research and development expenses in 1997. The Company's current software products have been developed primarily by its internal product development staff. A significant portion of the Company's development efforts during 1994 and 1995 were performed under the Development Projects. In general, under these Development Projects the Company retained ownership of the technology being developed subject, in certain cases, to nonexclusive licenses granted to the Company's customers. The Company's research and development efforts are currently focused primarily on adding functionality to the Company's OneServer application and developing new implementations of OneServer for selected vertical markets. The Company's research and development staff consisted of 45 employees as of December 31, 1996. In the future, the Company intends to continue to increase its development staff. The level of research and development costs will vary, however, depending upon the amount of development work being performed by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's success will depend upon its ability to develop new products and provide new services that meet changing customer requirements. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and customer requirements, emerging competition and frequent new product and service introductions. As a result, the Company may be required to change and improve its products in response to changes in operating systems, application and networking software, computer and communications hardware, programming tools and computer language technology. There can be no assurance that the Company can successfully respond to changing technology, identify new product opportunities or develop and bring new products and services to market in a timely manner. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements and new services that are compatible with industry standards and that satisfy customer requirements would have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors--Dependence upon Product Development; Risks of Technological Change and Evolving Industry Standards."

COMPETITION

  The market for interactive commerce software is new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future.

  The Company competes with vendors of prepackaged electronic commerce software, vendors of software tools for developing electronic commerce applications, system integrators and providers of business application software. In addition, potential customers may elect to develop their own interactive commerce solutions. The Company's competitors include OMI and BroadVision. The Company expects additional competition from other emerging and established companies, including Microsoft, IBM/Lotus, Oracle, Informix/Illustra, Interworld, and Actra ( a joint venture of Netscape and GEIS) all of which have announced or released products for Internet-based electronic commerce. The Company's potential competitors also include a number of successful client/server applications software companies, such as Baan, PeopleSoft, Vantive and SAP, and EDI solution vendors, including Sterling Commerce and GEIS.

  Many of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than the Company and to bundle their products in a manner that may discourage users from purchasing products offered by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete effectively with competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

  The Company believes that rapid implementation of software applications is critical to success in the Internet-based interactive commerce applications market. The Company has a limited history in implementing its products and there can be no assurance that the Company will be able to meet customer needs and expectations in this regard. Additional competitive factors affecting the market for the Company's services and software products include vendor and product reputation, architecture, functionality and features, ease of use, time-to-market, quality of support, product quality, performance and price. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technical change and competitors' innovations. Performance in these areas will, in turn, depend upon the Company's ability to attract and retain highly qualified technical and sales personnel in a competitive market for experienced and talented software developers, sales representatives and managers.

PROPRIETARY RIGHTS

  The Company relies on trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company does not currently have any patents or pending patent applications. The Company believes that, due to the rapid pace of technological innovation for Internet products, the Company's ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel, new product developments, frequent product enhancements, and name recognition than upon the legal protections afforded its existing technology. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate. There can be no assurance that its agreements with employees, consultants and others who participate in the development of its software will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, there can be no assurance that the Company's efforts to protect its rights through trademark and copyright laws will not fail to prevent the development and design by others of products or technology similar to or competitive with those developed by the Company.

  The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps and there can be no assurance that third parties will not assert infringement claims against the Company. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

EMPLOYEES

  At December 31, 1996, CONNECT employed 149 people full time, of whom 43 were involved in sales and marketing, 48 were involved in services, 45 were involved in research and development and 13 were involved in finance and administration. The Company has not experienced any work stoppages and considers its employee relations to be good.

                                 RISK FACTORS

RECENT INTRODUCTION OF PRIMARY PRODUCTS; PRODUCT CONCENTRATION

  Although the Company was founded in 1987, it recently initiated a new business strategy focused on providing packaged software applications for Internet-based interactive commerce. Consequently, the Company is decreasing its reliance on historical sources of revenue and its current and future business prospects are dependent upon the successful development, market acceptance and sales of OneServer, released in September 1995, and OrderStream, released in June 1996. Accordingly, the Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. Such risks include a lack of acceptance of products and services by target customers, the development of equal or superior products or services by competitors, the failure of electronic commerce in general, and Internet-based electronic commerce in particular, to be broadly adopted, the inability of the Company to develop and enhance competitive products or to successfully commercialize any such products, and the inability of the Company to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks.

  As of December 31, 1996, CONNECT had licensed OneServer or OrderStream to over 20 customers. The Company expects OneServer, OrderStream and related services to account for most of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of, or demand for OneServer, and OrderStream, such as competition, technological change, failure of the market for Internet-based packaged applications to develop as the Company anticipates, lack of customer acceptance of OneServer and OrderStream, or failure of the Company to develop and introduce new and enhanced versions of OneServer and OrderStream on a timely basis, could have a material adverse effect on its business, operating results and financial condition. Further, if any of the Company's customers are not able to successfully develop and deploy interactive commerce applications with OneServer or OrderStream or for any other reason are not satisfied with its products or services, the Company's reputation could be damaged, which could have a material adverse effect on its business, operating results and financial condition.

ACCUMULATED DEFICIT AND ANTICIPATED FUTURE LOSSES

  The Company has not realized a profit in any year, and as of December 31, 1996 had an accumulated deficit of approximately $47.0 million. In 1996 and 1995, the Company experienced significant negative cash flow from operations. The Company's operating expenses and net losses increased substantially in 1996 and in 1995 compared to prior periods primarily as a result of increased research and development expenses relating to the development of OrderStream and Version 1.2 of OneServer and increased sales and marketing expenses attributable to the building of a direct sales force and development of a position in the emerging Internet-based packaged application software market. The Company anticipates that operating expenses will continue to increase significantly, resulting in continuing net losses and negative cash flow from operations for the foreseeable future. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in such operating expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will ever achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

  The Company has experienced and expects to continue to experience significant fluctuations in quarterly operating results that may be caused by many factors including, among others, the number, timing and significance of product enhancements and new product announcements by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the length of the Company's sales cycle, market acceptance of and demand for the Company's products, the pace of development of electronic commerce conducted on the Internet, the mix of the Company's products sold, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, nonrenewal of service agreements, software defects and other product quality problems, the Company's ability to attract and retain key personnel, the extent of international sales, changes in the level of operating expenses and general economic conditions. The Company anticipates that a significant portion of its revenue will be derived from a limited number of orders placed by large corporations, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. The Company expects to recognize the majority of its license revenue in the last month of each quarter. As a result, any delay in delivery of products at the end of a quarter could materially adversely affect operating results for that quarter. In addition, the Company intends, in the near term, to significantly increase its personnel, including its direct sales force and development team. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results. Furthermore, the operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future.

  Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. In addition, as a result of the Company's recent shift in business strategy, the Company's results of operations should not be relied upon as indicative of future results. Revenue is also difficult to forecast because the market for Internet-based packaged applications software is rapidly evolving and the Company's sales cycle may vary substantially from customer to customer. Further, the Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, in some future quarter the Company's operating results may be below the expectations of securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE UPON PRODUCT DEVELOPMENT; RISKS OF TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS

  The Company's success will depend upon its ability to develop new products and provide new services that meet changing customer requirements. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and customer requirements, emerging competition and frequent new product and service introductions. As a result, the Company may be required to change and improve its products in response to changes in operating systems, application and networking software, computer and communications hardware, programming tools and computer language technology. In particular, the Company's software operates on the HP-UX 10 and Sun Solaris 2.4/2.5 versions of the UNIX operating system. The Company plans to port its software to the Windows NT operating system from Microsoft Corporation ("Microsoft") in the future due to increasing adoption of Windows NT by the Company's potential customers. The Company has not begun the development work necessary to port its software to Windows NT. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, products ported to the Windows NT operating system or any other operating system. As a result, any shift in the market toward products running on operating systems other than UNIX, including Windows NT, before the Company offers versions of its software running on such operating systems, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company can successfully respond to changing technology, identify new product opportunities or develop and bring new products and services to market in a timely manner. The Company has in the past experienced delays in software development and there can be no assurance that the Company will not experience delays in connection with its current or future product development activities. Delays and difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's business, operating results and financial condition. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements and new services on a timely basis that are compatible with industry standards and that satisfy customer requirements would have a material adverse effect on the Company's business, operating results and financial condition.

  In addition, the Company or its competitors may announce enhancements to existing products or services, or new products or services embodying new technologies, industry standards or customer requirements that have the potential to supplant or provide lower cost alternatives to the Company's existing products and services. The introduction of such enhancements or new products and services could render the Company's existing products and services obsolete and unmarketable. There can be no assurance that the announcement or introduction of new products or services by the Company or its competitors or any change in industry standards will not cause customers to defer or cancel purchases of existing products or services, which could have a material adverse effect on the Company's business, operating results and financial condition.

  Furthermore, introduction by the Company of products or services with reliability, quality or compatibility problems could result in reduced orders, delays in collecting accounts receivable and additional service costs. The failure to introduce a new product, service or product enhancement on a timely basis could delay or hinder market acceptance. Any such event could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Products and Services."

COMPETITION

  The market for interactive commerce software is new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future.

  The Company competes with vendors of prepackaged electronic commerce software, vendors of software tools for developing electronic commerce applications, system integrators and providers of business application software. In addition, potential customers may elect to develop their own interactive commerce solutions. The Company's competitors include Open Market, Inc. ("OMI") and BroadVision, Inc. ("BroadVision"). The Company expects additional competition from other emerging and established companies, including Microsoft, IBM/Lotus, Oracle Corporation ("Oracle"), Informix/Illustra, Interworld and Actra, all of which have announced products for Internet-based electronic commerce. In addition, in June 1996 Microsoft announced that it had acquired eShop Inc., a provider of software programming tools for creating electronic commerce applications. The Company's potential competitors also include a number of successful client/server applications software companies, such as Baan Company ("Baan"), PeopleSoft, Inc. ("PeopleSoft"), Vantive Corporation ("Vantive") and SAP AG ("SAP"), and electronic data interchange (EDI) solution vendors, including Sterling Commerce, Inc. ("Sterling Commerce") and General Electric Information Services Corporation ("GEIS").

  Many of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than the Company and to bundle their products in a manner that may discourage users from purchasing products offered by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete effectively with competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Competition."

MANAGEMENT OF RAPIDLY CHANGING BUSINESS; NEW MANAGEMENT TEAM; DEPENDENCE ON KEY PERSONNEL

  The Company's anticipated expansion of operations will place a significant strain on the Company's managerial, operational and financial resources. To manage this anticipated expansion, the Company must continue to implement and improve its operational and financial controls and systems and to expand, train and manage its employee base. Further, the Company will need to manage multiple relationships with various customers and other third parties. There can be no assurance that the Company will be able to implement on a timely basis the systems, procedures or controls required to support its operations or that will enable the Company to successfully market its products and services. The Company's future operating results will also depend on its ability to expand its sales and marketing organization, establish a distribution channel to penetrate different and broader markets and expand its support organization. If the Company is unable to respond effectively to changing business conditions, its business, operating results and financial condition would be materially adversely affected.

  The Company's performance depends substantially on the performance of its executive officers and key employees, many of whom have joined the Company in the last 18 months. Specifically, Patrick D. Quirk, Vice President of Sales, Gordon J. Bridge, Chairman, Craig D. Norris, Vice President of Professional Services, Barton S. Foster, Vice President of Marketing, Joseph G. Girata, Vice President of Finance and Administration and Chief Financial Officer, and Victor Fischer, Chief Information Officer and Vice President of Operations joined the Company in July 1995, November 1995, January 1996, March 1996, June 1996 and October 1996, respectively. These individuals have not previously worked together and there can be no assurance that they can successfully integrate as a management team. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain its executive officers and other key technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition. See "Business--Customers" and "--Employees".

UNCERTAIN ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR ELECTRONIC COMMERCE

  The market for Internet-based packaged software applications, including electronic commerce applications, was less than $1.0 million in 1995, according to Forrester Research, Inc. ("Forrester Research"). The Company's future operating results depend upon the development and growth of this new and rapidly evolving market, which itself is dependent upon acceptance of electronic commerce and the Internet as an effective sales, marketing and order capture medium. The acceptance of electronic commerce in general and, in particular, the Internet as a sales, marketing and order capture medium are highly uncertain and subject to a number of risks. Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, quality of service and the effect of government regulation) remain unresolved and may impact the growth of the Internet. If widespread use of the Internet for commercial transactions does not develop or if the Internet does not develop as an effective sales, marketing and order capture medium, the Company's business, operating results and financial condition would be materially adversely affected.

  The adoption of the Internet for sales, marketing, order capture and other commercial transactions, and the development of a market for packaged electronic commerce applications require acceptance of new ways of transacting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of transacting business may be particularly reluctant to adopt a new strategy that may make certain of their existing personnel and infrastructure obsolete. If the market for Internet-based packaged applications fails to develop or develops more slowly than the Company anticipates, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

RISKS ASSOCIATED WITH COMPLEX SOFTWARE PRODUCTS; LENGTHY SALES AND IMPLEMENTATION CYCLES

  The Company's products are complex and expensive and will generally involve significant investment decisions by prospective customers. Accordingly, the license of the Company's software products is often an executive-level decision by prospective customers and can be expected to require the Company to engage in a lengthy sales cycle to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by customers over an extended period of time. As a result, the Company's sales and customer implementation cycles are subject to a number of significant delays over which it has little or no control. The Company has limited experience with implementing its applications, and most of the Company's OneServer and OrderStream customers are at an early stage in the process of implementing the application and rolling it out for commercial use. The Company believes that rapid implementation is critical to success in the Internet-based interactive commerce applications market. Significant delays in implementation, whether or not such delays are within the Company's control, could materially adversely affect its business, operating results and financial condition. From time to time, the Company enters into fixed price arrangements for its implementation services and currently has three such arrangements. Fixed price arrangements have resulted in the past, and could in the future result in, losses primarily due to delays in the implementation process or other complexities associated with completion of the project. Such losses have had a material adverse effect on the Company's business, operating results and financial condition. In addition, delays in license transactions due to lengthy sales cycles or delays in customer production or deployment of a system could have a material adverse effect on the Company's business, operating results and financial condition and could be expected to cause the Company's operating results to vary significantly from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Marketing and Sales."

  The marketability and acceptance of OneServer and OrderStream also will be highly dependent on the success of initial implementations of these products by the Company's customers. Problems or delays experienced by the Company's initial customers in the installation and use of OneServer or OrderStream, even if such problems or delays are not attributable to the Company or its products, or a failure of the Company's customers to successfully attract purchasers to interactive commerce Web sites, could slow the rate of adoption of the Company's products by other potential customers. Moreover, products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. There can be no assurance that, despite testing by the Company, errors will not occur in current or new products after commencement of commercial shipments, resulting in adverse publicity, in loss of or delay in market acceptance, or in claims by the customer against the Company, which would have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE UPON SERVICE PROVIDERS

  The Company expects that its customers will typically rely on professional services organizations, such as consulting firms and systems integrators, as well as design firms to assist with implementation of the Company's products. If the Company is unable to adequately train a sufficient number of such firms or if for any reason a large number of such firms support or promote competing products or technologies, the Company's business, operating results and financial condition could be materially adversely affected. Many of these relationships are not subject to formal agreements and none of such providers are under any obligation to provide services to the Company or its customers. Failure of the Company to develop and maintain relationships with leading service providers and design firms could adversely impact the Company's ability to successfully market, sell and deploy its products, which would have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Marketing and Sales," "--Solution Partners," "--Competition" and "--Proprietary Rights."

DEPENDENCE UPON CERTAIN LICENSES

  The Company relies on certain technology that it licenses from third parties, including a relational database management system from Oracle, a text search engine from Fulcrum Technologies Inc. ("Fulcrum"), encryption technology from RSA Data Security, Inc. ("RSA") and other software that is integrated with internally developed software and used in the Company's software to perform key functions. Oracle also offers products that are competitive with those offered by the Company. There can be no assurance that the Company's third-party technology licenses will continue to be available to the Company on commercially reasonable terms, or at all. The loss or inability to maintain any of these technology licenses could result in delays in introduction of the Company's products and services until equivalent technology, if available, is identified, licensed and integrated, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Solution Partners" and "--Proprietary Rights."

DEPENDENCE UPON THE INTERNET INFRASTRUCTURE

  The use of the Company's products and services will depend in large part upon the continued development of the infrastructure for providing Internet access and services. Because global commerce and online exchange of information on the Internet is new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. The Internet has experienced, and is expected to continue to experience, substantial growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, or due to increased governmental regulation. Further, the costs of use of the Internet could increase to a degree which reduces its attraction as a platform for electronic commerce. As a result, there can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace for products and services such as those offered by the Company. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition would be materially adversely affected.

RISKS ASSOCIATED WITH EXPANDING DISTRIBUTION

  To date, the Company has sold its products through a direct sales force. The Company's ability to achieve revenue growth in the future will depend in large part upon its success in recruiting and training sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers, systems integrators and other third parties. Although the Company is currently investing, and plans to continue investing, significant resources to expand its sales force and to develop distribution relationships with third-party distributors and resellers, the Company may at times experience difficulty in recruiting qualified sales personnel and in establishing necessary third-party alliances. In addition, as the Company hires new sales personnel it is anticipated that there will be a delay before such personnel become productive. There can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels or that any such expansion will result in an increase in revenues. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition. See "Business--CONNECT Strategy" and "--Marketing and Sales."

RISKS ASSOCIATED WITH SECURITY, SYSTEM DISRUPTIONS AND COMPUTER INFRASTRUCTURE

  Despite the implementation in the Company's products of various security mechanisms, the Company's products may be vulnerable to break-ins and similar disruptive problems caused by Internet users. The level of security provided by the Company's products is dependent upon the level of security selected by the Company's customers and the proper configuration and use of the products' security mechanisms. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of users of the Company's products, which may result in significant liability to the Company and may also deter potential customers. Persistent security problems continue to plague public and private data networks. Recent break-ins reported in the press and otherwise have included incidents involving hackers bypassing firewalls by posing as authorized computers and involving the theft of confidential information. Alleviating problems caused by third parties may require significant expenditures of capital and resources by the Company. Such expenditures could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace generally, and the Company's customer base and revenues in particular. There can be no assurance that the Company's attempts to limit its liability to customers, including liability arising from a failure of the security feature contained in the Company's products, through contractual provisions will be enforceable. The Company currently does not have product liability insurance to protect against these risks and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms, or at all.

  As part of the Company's services, the Company operates and manages online networks for certain of its customers on a seven day per week, 24-hour basis, and provides hosting for certain customers' OneServer/Orderstream applications. These services depend upon the Company's ability to protect the computer equipment and the information stored in its data center against damage that may be caused by fire, earthquakes, power loss, telecommunications failures, unauthorized entry and other similar events. Any such damage or failure that causes interruptions in the Company's operations could materially adversely affect the businesses of the Company's customers, which could expose the Company to liability for these adverse effects.

DEPENDENCE UPON PROPRIETARY RIGHTS; RISKS OF INFRINGEMENT

  The Company relies on trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company does not currently have any patents or pending patent applications. The Company believes that, due to the rapid pace of technological innovation for Internet products, the Company's ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel, new product developments, frequent product enhancements, and name recognition than upon the legal protections afforded its existing technology. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate. There can be no assurance that its agreements with employees, consultants and others who participate in the development of its software will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, there can be no assurance that the Company's efforts to protect its rights through trademark and copyright laws will not fail to prevent the development and design by others of products or technology similar to or competitive with those developed by the Company.

  The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps and there can be no assurance that third parties will not assert infringement claims against the Company. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  On March 25, 1996, PhotoDisc, Inc. ("PhotoDisc"), one of the Company's licensees of OneServer, was sued, along with 21 other defendants including AGFA Division-Miles Inc. ("AGFA"), Axcis Information Network, Inc. ("Axcis"), Software Publishing Corporation ("SPC"), and others, in the Federal District Court in Connecticut, by E-data Corporation ("E-data"). In the litigation against PhotoDisc, E-data alleges that PhotoDisc is infringing E-data's U.S. Patent No. 4,528,643 issued July 9, 1985, entitled "System for Reproducing Information in Material Objects at Point of Sale Location," in connection with electronic distribution of images on the Internet. E-data has also sued other defendants including Broderbund Software, Inc. ("Broderbund"), CompuServe Inc. ("CompuServe"), Adobe Systems Incorporated ("Adobe") and others in the Federal District Court in New York City alleging infringement of the same patent. PhotoDisc tendered the defense of its E-data litigation to the Company.

  Based upon the Company's review of the E-data patent and the nature of the claims and the Company's indemnity obligations, and after consultation with counsel, management believes that the resolution of this matter will not have a material adverse effect on the Company's business, operating results and financial condition. However, given the early stage of the litigation and the complex technical issues and uncertainties in patent litigation, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that E-data will not prevail in the current litigation or that it will not bring similar claims against other licensees of the Company. If E-data were to prevail, PhotoDisc could be required to pay damages to E-data for the infringement of its patent and enter into a licensing or royalty arrangement in order to continue to conduct its online business in the same manner. There can be no assurance that the amount of such damages would not be material or that such license or royalty arrangement would be available on acceptable terms. Under the terms of its license with PhotoDisc, the Company may be required to defend against the E-data claim and to indemnify PhotoDisc for some or all of its losses in connection with the litigation, any settlement or judgment and any ongoing license fees or royalties. In addition, whether or not the Company were to prevail in any defense of PhotoDisc, such litigation could be time consuming and costly to defend.

POSSIBLE VOLATILITY OF STOCK PRICE

  The market price of the Common Stock could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products and services by the Company or its competitors, and other events or factors. For example, any shortfall in revenue or net income, or increase in losses or expenses from levels expected by securities analysts, could have an immediate and significant adverse effect on the market price of the Company's Common Stock. In addition, the stock market in recent years, and in particular the market for stocks relating to the Internet, has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology companies and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the Common Stock.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

  The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The Telecommunications Reform Act of 1996 imposes criminal penalties on anyone who distributes obscene, lascivious or indecent communications on the Internet. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn adversely affect the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Further, due to the encryption technology contained in the Company's products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not delay the introduction of new products or limit the Company's ability to distribute products outside of the United States or electronically. While the Company intends to take precautions against unlawful exportation, the global nature of the Internet makes it difficult to effectively control the distribution of the Company's products. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology. Further, various countries regulate the import of certain encryption technology and have adopted laws relating to personal privacy issues which could limit the Company's ability to distribute products in those countries. Any such export or import restrictions, new legislation or regulation or government enforcement of existing regulations could have a material adverse impact on the Company's business, operating results and financial condition.

CONTROL BY EXISTING SECURITY HOLDERS

  As of December 31, 1996, the Company's officers and directors, together with entities affiliated with them, own approximately 60.5% of the outstanding Common Stock of the Company. Such persons will have sufficient power to control the outcome of many matters (including the election of directors, and any merger, consolidation or sale of all or substantially all of the Company's assets) submitted to the stockholders for approval. As a result, certain transactions will not be possible without the approval of these stockholders. These transactions include proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of Common Stock that could give stockholders of the Company the opportunity to realize a premium over the then-prevailing market price for their shares of Common Stock.

ANTITAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

  The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. The Company has no present plans to issue shares of Preferred Stock. Further, certain provisions of the Company's charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

  Sales of substantial amounts of the Company's Common Stock in the public market or the anticipation of such sales could materially affect then prevailing market prices. The effect of such sales may be exacerbated further by the relatively low trading volume of the Company's Common Stock. The Securities and Exchange Commission has recently adopted changes to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), which changes will become effective on April 29, 1997. As a result of such changes, substantially all of the unregistered shares of the Company's Common Stock which are not already eligible for resale under Rule 144 or Rule 701 under the Securities Act will become eligible for resale pursuant to Rule 144 on such date, subject in some cases to volume limitations and other requirements

ITEM 2. PROPERTIES

                                  FACILITIES

  The Company is headquartered in Mountain View, California, where it leases an aggregate of approximately 30,000 square feet of space which houses administrative, sales and marketing, customer service and product development activities. The Company's field operations occupy leased facilities in Oakbrook Terrace, Illinois, Stamford, Connecticut, Dallas, Texas, and London, England. The Company believes that its existing facilities are adequate to meet current needs, but may need to lease additional space in late 1997. There can be no assurance additional space will be available on reasonable terms.

ITEM 3.

                               LEGAL PROCEEDINGS

  On March 25, 1996, PhotoDisc, one of the Company's licensees of OneServer, was sued, along with 21 other defendants including AGFA, Axcis, SPC and others, in the Federal District Court in Connecticut, by E-data. In the litigation against PhotoDisc, E-data alleges that PhotoDisc is infringing E-data's U.S. Patent No. 4,528,643 issued July 9, 1985, entitled "System for Reproducing Information in Material Objects at Point of Sale Location," in connection with electronic distribution of images on the Internet. E-data has also sued other defendants including Broderbund, CompuServe, Adobe and others in the Federal District Court in New York City. PhotoDisc tendered the defense of its E-data litigation to the Company.

  Based upon the Company's review of the E-data patent and the nature of the claims and the Company's indemnity obligations, and after consultation with counsel, management believes that the resolution of this matter will not have a material adverse effect on the Company's business, operating results and financial condition. However, given the early stage of the litigation and the complex technical issues and uncertainties in patent litigation, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that E-data will not prevail in the current litigation or that it will not bring similar claims against other licensees of the Company. If E-data were to prevail, PhotoDisc could be required to pay damages to E-data for the infringement of its patent and enter into a licensing or royalty arrangement in order to continue to conduct its business in the same manner. There can be no assurance that the amount of such damages would not be material or that such license or royalty arrangement would be available on acceptable terms. Under the terms of its license with PhotoDisc, the Company may be required to defend against the E-data claim and to indemnify PhotoDisc for some or all of its losses in connection with the litigation, any settlement or judgement and any ongoing license or royalty fees. In addition, whether or not the Company were to prevail in any defense of PhotoDisc, such litigation could be time consuming and costly to defend.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended December 31, 1996.

ITEM 5. MARKET FOR THE COMPANY'S EQUITY AND RELATED STOCKHOLDER MATTERS

                   COMMON STOCK MARKET PRICES AND DIVIDENDS

  The Company's common stock is traded on the National Association of Securities Dealers Automated Quote system (NASDAQ). The Company's Nasdaq National Market symbol is "CNKT". The number of record holders of the Company's common stock as of December 31, 1996 was 186.

  High and low stock prices and dividends since the commencement of its initial public offering on August 15, 1996 were:

                                         YEAR ENDED DECEMBER 31, 1996
                                        ----------------------------------------
                                                                       CASH
                                                                     DIVIDENDS
                                           SALE PRICE                DECLARED
                                        -----------------------    -------------
      QUARTER ENDED                       HIGH          LOW
      -------------                     ---------     ---------
      August 15, to September 30....... $      6 3/4  $      5 1/8         None
      December 31...................... $      10     $      5 1/4         None

  The Company expects to continue its current policy of not paying cash dividends for the foreseeable future.

TRANSFER AGENT AND REGISTRAR

  The Transfer Agent and Registrar for the Common Stock is U.S. Stock Transfer Corporation. Its telephone number is (800) 835-8778.

ITEM 6. SELECTED FINANCIAL DATA

                         SUMMARY FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------
                                    1996      1995     1994     1993     1992
                                  --------  --------  -------  -------  -------
STATEMENT OF OPERATIONS DATA:
Revenue:
 License........................  $  4,693  $    288  $ 1,627  $ 1,015  $   212
 Service........................     5,487     8,285    6,345    2,847    2,617
                                  --------  --------  -------  -------  -------
  Total revenue.................    10,180     8,573    7,972    3,862    2,829
Loss from operations(1).........   (16,358)  (13,194)  (1,540)  (1,648)  (2,691)
Net loss(1).....................  $(16,142) $(14,139) $(1,765) $(1,921) $(2,932)
Pro forma net loss per share(2).  $  (0.90) $  (0.79)
Shares used in computing pro
 forma net loss per share(2)....    17,911    17,814
BALANCE SHEET DATA:
Cash and cash equivalents.......  $ 12,214  $ 12,929  $ 1,594  $    64  $   142
Working capital (deficit).......  $ 10,344  $ 11,302  $(2,786) $(1,045) $(2,814)
Total assets....................  $ 19,154  $ 18,063  $ 5,161  $ 1,743  $   814
Long-term debt..................  $    790  $  1,636  $ 1,167  $ 1,570  $ 1,125
Stockholders' equity (deficit)..  $ 13,355  $ 13,318  $(1,538) $(1,979) $(3,724)

--------
(1) Includes a one-time expense of $4.1 million in the first quarter of 1995 from the Company's termination of exclusive distribution rights of its European distributor. See Note 10 of Notes to Financial Statements.

(2)See Note 1 of Notes to Financial Statements.

ITEM 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including, but not limited to those discussed in "Risk Factors".

OVERVIEW

  CONNECT designs, develops, markets and supports packaged application software for Internet-based interactive commerce. The Company was founded in 1987 to provide online information services to businesses. During the period 1987 through 1992, the Company's primary business was the operation and management of a private online service and the licensing of related client software. In 1993 and 1994, the Company also offered software for creation, access and operation of custom online systems. In late 1994, the Company began to shift its focus from providing online services to developing packaged software applications for Internet-based interactive commerce. During 1994 and 1995, the Company derived a significant portion of its revenue from contract software development projects with two companies under which the Company retained ownership of the technology developed. These projects formed the foundation for the development of OneServer, the Company's core software application, which was commercially released in September 1995, and OrderStream, the first preconfigured implementation of OneServer, which was commercially released in June 1996.

  As of December 31, 1996, the Company had licensed either OneServer or OrderStream to over 20 customers. The Company believes that the majority of its 1997 revenue will be generated through licenses of OneServer and OrderStream, and the performance of related services. The Company expects that revenue from the operation of private online services will constitute a decreasing portion of the Company's overall revenue in the future. As a result of the recent transition in the Company's business, the Company's past results of operations should not be relied upon as indicative of future results.

  The Company derives revenue from software license fees and services. License fees primarily consist of revenue from licenses of the Company's application software. Service revenue consists of fees from implementation (including customization of licensed software), training, maintenance and support, contract software development projects, and system hosting and online services. License revenue is recognized on shipment of the application software provided there are no significant remaining obligations and collectability is deemed probable by management. License fees under contracts requiring significant implementation, including customization, of licensed application software are recognized on a percentage-of-completion basis. Revenue from implementation services is recognized as the services are performed, except for revenue from certain fixed price contracts which is recognized on a percentage-of-completion basis. Actual costs and gross margins on fixed price contracts could differ from management's estimates and such differences could be material to the financial statements.

  The Company also enters into maintenance agreements in connection with licenses of its application software under which revenue is recognized ratably over the term of the agreement, generally one year. Usage fees related to the Company's training, system hosting services, private online services and consulting services are recognized as the services are performed. Additionally, service revenue from contract software development projects, in which the Company develops specific technology for its customers, has been recognized on a percentage-of-completion basis.

  The Company has incurred net losses in each fiscal year since inception and, as of December 31, 1996, had an accumulated deficit of $47 million. The Company's operating expenses have increased substantially since 1994 as the Company made investments related to the development and introduction of OneServer and OrderStream. To date, all research and development costs have been expensed as incurred and have not been capitalized because capitalizable costs have not been material. The Company anticipates that operating expenses will continue to increase for the foreseeable future as it continues to develop its technology, increase sales and marketing efforts and establish and expand distribution channels. Accordingly, the Company expects to incur additional losses on a quarterly and annual basis for the foreseeable future.

  The Company's prospects are dependent upon the successful acceptance of OneServer and OrderStream by the market, and must be evaluated in light of the risks and uncertainties frequently encountered by companies dependent upon such early stage products. In addition, the Company's markets are new and rapidly evolving, which heightens these risks and uncertainties. To address these risks, the Company must, among other things, successfully implement its marketing strategy, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. See "Risk Factors".

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of total revenue, items from the Company's statements of operations for the periods indicated.

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                            ------------------
                                                            1996   1995   1994
                                                            ----   ----   ----
Revenue:
 License...................................................   46%     3%   20%
 Service...................................................   54     97    80
                                                            ----   ----   ---
  Total revenue............................................  100    100   100
Cost of revenue:
 License...................................................    8      2     2
 Service...................................................   81     63    56
                                                            ----   ----   ---
  Total cost of revenue....................................   89     65    58
Operating expenses:
 Research and development..................................   46     56    20
 Sales and marketing.......................................  103     47    17
 General and administrative................................   23     39    24
 Termination of distribution rights........................   --     47    --
                                                            ----   ----   ---
  Total operating expenses.................................  172    189    61
                                                            ----   ----   ---
Loss from operations....................................... (161)  (154)  (19)
Other income (expense).....................................    2    (11)   (3)
                                                            ----   ----   ---
Loss before income taxes................................... (159)  (165)  (22)
Provision (benefit) for income taxes                          --     --    --
                                                            ----   ----   ---
Net loss................................................... (159)% (165)% (22)%
                                                            ====   ====   ===
Gross margin:
 License...................................................   83%    51%   90%
 Service...................................................  (51)%   34%   30%

YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

 Revenue

  License. License revenue was $4.7 million in 1996, $287,000 in 1995, and $1.6 million in 1994. The revenue in 1994 was attributable to software introduced in 1993 for creation, access and operation of custom online services. The decrease in license revenue from 1994 to 1995 resulted primarily from a decrease in licenses of such software as the Company refocused its sales and marketing efforts on OneServer. The increase in 1996 results from fees from licenses of the Company's OneServer and OrderStream application software which were first licensed in the fourth quarter of 1995 and in the second quarter of 1996, respectively. See "Business--Customers."

  Service. Service revenue was $5.5 million in 1996, $8.3 million in 1995, and $6.3 million in 1994. The increase in service revenue from 1994 to 1995 was attributable primarily to revenue from the Development Projects. During the first half of 1995 service revenue consisted primarily of revenue associated with contract software development projects with AT&T Corporation ("AT&T") and Electronic Marketplace Systems, Inc., both of which were completed in June 1995 (the "Development Projects"). The later half of 1995's Service Revenue was primarily from private online services. Service revenue in 1996 consisted of $2.5 million of revenue from private online services and $3.0 million of revenue from implementation and hosting services in connection with OneServer and OrderStream licenses. 1996 Service revenue was lower than 1995 primarily due to the completion of the Development Projects. The Company expects in the future that service revenue will decline as a percentage of total revenue due to the Company's focus on licensing OneServer and OrderStream.

 Costs of Revenue

  Cost of License. Cost of license revenue includes sublicense fees and expenses relating to product media, duplication and manuals. Cost of license revenue was $.8 million in 1996, $.1 million in 1995 and $.2 million in 1994, representing 17%, 49% and 10% of license revenue respectively. The increase in cost in 1996 is primarily related to the costs of documentation and third party royalties on the sale of OneServer and OrderStream.

  Cost of Service. Cost of service revenue consists of: costs of implementation services including fees of third-party contract developers and Company personnel costs; training and customer support costs for OneServer; costs associated with contract software development projects; and telecommunications, personnel costs and depreciation related to hosting services and the operation of the Company's private online service. Cost of service revenue was $8.3 million in 1996, $5.5 million in 1995 and $4.4 million in 1994. Cost of services as a percentage of service revenue was 151%, 66% and 70% for 1996, 1995 and 1994 respectively. The $1.1 million increase in cost of service revenue from 1994 to 1995 was due primarily to the cost of converting the Company's private online service from a mainframe to a UNIX-based environment, and costs associated with the Development Projects, as well as increased operating costs of the private online service. In 1996, the $2.8 million increase in cost of service revenue was impacted by charges totaling approximately $2.5 million in connection with certain fixed price contract obligations to implement the Company's software for customers, and costs associated with the Company's private online service and support of its hosting customers on a 7x24 hour basis. The charges related to fixed price contracts were due to implementation costs which are projected to exceed the implementation fees due under the agreements. The charges were recorded in 1996 in accordance with generally accepted accounting principles which provide that such charges must be recorded when they are probable and reasonably estimable. From time to time the Company may continue to enter into fixed price arrangements for its implementation services. Fixed price arrangements could result in future losses if there are delays or cost increases in implementation services or complexities associated with completion of the projects. See "Risk Factors--Risks Associated with Complex Software Products; Lengthy Sales and Implementation Cycles".

 Operating Expenses

  Research and Development. Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses were $4.7 million in 1996, $4.8 million in 1995 and $1.6 million in 1994. Research and development expenses, as a percentage of total revenue were 46%, 56% and 20%
in 1996, 1995, and 1994 respectively. A significant portion of the initial development costs related to OneServer were included in cost of service in 1994 and 1995 as such development was performed under the Development Projects. The increase in research and development expenses from 1994 to 1995 was attributable primarily to increased staffing and associated support costs of software engineers required to develop OneServer. The slight decrease in research and development expenses in total dollars and as a percentage of total revenue in 1996 was attributable to relatively consistent staffing and associated support costs of software engineers required to expand and enhance the Company's product line, including development of OneServer and OrderStream. The Company expects research and development expense to increase in absolute dollars.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, and travel, marketing and promotional expenses. Sales and marketing expenses were $10.4 million in 1996, $4.0 million in 1995 and $1.4 million in 1994, representing 103%, 47% and 17% of total revenue for each respective period. The increase in sales and marketing expenses from 1995 to 1996 and from 1994 to 1995 in absolute dollars and as a percentage of revenue was attributable to building a direct sales force and increasing marketing and promotional activities directed at developing the Company's position in the emerging Internet-based packaged application software market. Prior to 1996, a large portion of the Company's revenue was generated without any related commission expense as such revenue was largely comprised of non-commissioned services. This changed in 1996 with the growth of the commissioned sales force. The Company expects sales and marketing expenses to increase in absolute dollars both as a result of higher marketing and sales costs related to increased promotional activities and increased commission expense associated with licenses.

  General and Administrative. General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses were $2.4 million in 1996, $3.3 million in 1995 and $1.9 million in 1994. The increase in general and administrative expenses from 1994 to 1995 resulted primarily from the addition of personnel, including two senior executives, and expenses associated with capital raising activities. General and administrative expenses decreased $.9 million and as a percentage of total revenue from 39% in 1995 to 23% in 1996 due primarily to lower professional service fees and to lower total costs incurred compared to total revenue generated in the 1996 period. In the foreseeable future, the Company expects general and administrative expenses to increase in absolute dollars.

  Termination of Distribution Rights. The Company incurred charge to operations of $4.1 million 1995 related to its termination of exclusive European distribution rights of its former European distributor. The distributor had acquired exclusive rights for distributing certain of the Company's software and services in Europe. The Company negotiated the termination of the distributor's rights primarily because the distributor was not performing to the Company's standards and the Company wanted to reestablish control over its European distribution channel.

 Other Income (Expense)

  Other income (expense) consists primarily of interest expense and interest income. Interest expense, which results principally from interest incurred under notes payable and capital lease obligations, was $331,000 in 1996, $1.0 million in 1995, and $240,000 in 1994. The larger interest exepense level in 1995 is due to the larger equipment lease and notes payable balances. Interest income and other, which results principally from interest earned on cash balances, was $547,000 in 1996, $32,000 in 1995, and $41,000 in 1994. The
increase in interest income in 1996 is attributable to the earnings on cash balances from the December 1995 private financing and the 1996 initial public offering of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations to date primarily through the private and public sale of equity securities and the use of capitalized leases for equipment financing. The Company has working capital of $10.3 million at December 31, 1996.

  Net cash used in operating activities in 1996 was $14.0 million resulting primarily from a net loss, offset in part by an increase in accrued liabilities. Net cash used in operating activities in 1995 was $14.9 million. This consisted primarily of net losses plus a decrease in deferred revenue, offset in part by the issuance of stock in connection with the termination of the Company's contract with its German distributor. Net cash generated by operating activities was $1.4 million in 1994.

  During 1996, 1995 and 1994 the Company used $2.0 million, $1.8 million and $1.6 million, respectively, in investing activities, as a result of the purchase of property and equipment. Net cash provided by financing activities in 1996, 1995 and 1994 was $15.3 million, $28.0 million and $1.8 million, respectively. Net cash provided by financing activities in 1996 resulted primarily from net proceeds of $12.1 million from the Company's initial public offering of its common stock in August 1996, and net proceeds of $3.9 million from the issuance of preferred stock. See "Certain Relationships and Related Transactions." Net cash provided by financing activities in 1995 resulted primarily from the Company's private equity financing in December 1995.

  On January 8, 1997 the Company obtained a commitment for a $2,000,000 line of credit to be secured by equipment, furniture and fixtures. The Company may seek advances against the line of credit throughout 1997. Each advance must be at least $50,000 and secured by specific unencumbered equipment. Amounts advanced are to be repaid over a period of up to four years at an effective annual interest rate of approximately 15% per year.

  The Company believes that the existing cash balances and funds that may be generated from operations will be sufficient to finance the Company's currently anticipated working capital requirements through the end of 1997. There can be no assurance, however, that the Company's actual needs will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of other sources. There also can be no assurance that any additional required financing will be available through bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, it will be available on terms favorable to the Company or its stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 CONNECT, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors..........................  25
Balance Sheets.............................................................  26
Statements of Operations...................................................  27
Statements of Stockholders' Equity.........................................  28
Statements of Cash Flows...................................................  29
Notes to Financial Statements..............................................  30

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CONNECT, Inc.

  We have audited the accompanying balance sheets of CONNECT, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CONNECT, Inc., at December 31, 1996, and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

San Jose, California
January 24, 1997

                                 CONNECT, INC.

                                 BALANCE SHEETS

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents.......................... $12,214,042  $12,928,911
  Accounts receivable, less allowances for doubtful
   accounts of $222,000 at December 31, 1996 and
   $320,000 at December 31, 1995.....................   2,533,890    1,009,624
  Prepaid expenses and other current assets..........     605,682      471,819
                                                      -----------  -----------
Total current assets.................................  15,353,614   14,410,354
Property and equipment, net..........................   3,646,809    3,263,030
Deposits and other assets............................     153,974      389,145
                                                      -----------  -----------
      Total assets................................... $19,154,397  $18,062,529
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable...................................... $    61,456  $   194,938
  Accounts payable...................................   1,688,280      621,806
  Accrued payroll and related expenses...............     941,029      305,772
  Other accrued liabilities..........................   1,321,270      708,211
  Deferred revenue...................................     189,142      422,984
  Current portion of extended vendor liabilities.....     260,458      252,192
  Obligations under capital leases...................     547,786      602,292
                                                      -----------  -----------
Total current liabilities............................   5,009,421    3,108,195
  Notes payable......................................       9,066       67,009
  Long-term portion of extended vendor liabilities...     417,433      656,269
  Long-term obligations under capital leases.........     363,672      912,902
Commitments and contingencies
Stockholders' equity:
  Preferred stock:
  Authorized shares--10,000,000
  Issued and outstanding--none.......................         --           --
  Convertible preferred stock:
    Authorized shares--none at December 31, 1996 and
     55,544,540 at December 31, 1995.................         --            -
    Issued and outstanding shares--none at December
     31, 1996 and 14,112,899 at December 31, 1995....         --    37,041,259
  Common stock: $.001 par value at December 31, 1996
   and no par value at December 31, 1995
    Authorized shares--40,000,000 at December 31,
     1996 and 50,000,000 at December 31, 1995........         --           --
    Issued and outstanding shares--18,531,467 at
     December 31, 1996 and 398,624 at December 31,
     1995............................................      18,531    7,107,474
  Additional paid-in capital.........................  60,448,304          --
  Deferred compensation..............................    (139,411)         --
  Accumulated deficit................................ (46,972,619) (30,830,579)
                                                      -----------  -----------
Total stockholders' equity...........................  13,354,805   13,318,154
                                                      -----------  -----------
Total liabilities and stockholders' equity........... $19,154,397  $18,062,529
                                                      ===========  ===========

                            See accompanying notes.

                                 CONNECT, INC.

                            STATEMENTS OF OPERATIONS

                                              YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1996          1995         1994
                                        ------------  ------------  -----------
Revenue:
  License.............................  $  4,693,068  $    287,471  $ 1,627,294
  Service.............................     5,486,720     8,285,427    6,344,746
                                        ------------  ------------  -----------
    Total revenue.....................    10,179,788     8,572,898    7,972,040
Cost of revenues:
  License.............................       790,652       139,961      162,471
  Service.............................     8,277,358     5,451,893    4,425,893
                                        ------------  ------------  -----------
    Total cost of revenue.............     9,068,010     5,591,854    4,588,364
Operating expenses:
  Research and development............     4,652,633     4,810,166    1,622,081
  Sales and marketing.................    10,444,510     3,978,361    1,354,844
  General and administrative..........     2,372,702     3,329,400    1,946,731
  Termination of distribution rights..            --     4,057,292           --
                                        ------------  ------------  -----------
    Total operating expenses..........    17,469,845    16,175,219    4,923,656
                                        ------------  ------------  -----------
Loss from operations..................   (16,358,067)  (13,194,175)  (1,539,980)
Interest expense......................      (330,913)   (1,002,761)    (239,943)
Interest income and other income
 (expense), net.......................       546,940        32,005       41,388
                                        ------------  ------------  -----------
Loss before income taxes..............   (16,142,040)  (14,164,931)  (1,738,535)
Provision (benefit) for income taxes..            --       (26,000)      26,000
                                        ------------  ------------  -----------
Net loss..............................  $(16,142,040) $(14,138,931) $(1,764,535)
                                        ============  ============  ===========
Pro forma net loss per share..........        $(0.90)       $(0.79)
                                        ============  ============
Shares used in computing pro forma net
 loss per share.......................    17,910,939    17,813,739
                                        ============  ============

                                 CONNECT, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                CONVERTIBLE
                              PREFERRED STOCK            COMMON STOCK                                      TOTAL
                          ------------------------  ----------------------   DEFERRED   ACCUMULATED    STOCKHOLDERS'
                            SHARES       AMOUNT       SHARES     AMOUNT    COMPENSATION   DEFICIT     EQUITY (DEFICIT)
                          -----------  -----------  ---------- ----------- ------------ ------------  ----------------
Balance at December 31,
 1993...................    2,519,892  $ 5,890,743     246,062 $ 7,057,206         --   $(14,927,113)   $(1,979,164)
Issuance of Series E
 preferred stock for
 cash...................      437,715    1,532,001          --          --         --             --      1,532,001
Exercise of employee
 stock options..........           --           --     123,923      36,351         --             --         36,351
Conversion of notes
 payable to stockholders
 to Series E preferred
 stock, net of issuance
 costs of $30,856.......      190,857      637,144          --          --         --             --        637,144
Net loss................           --           --          --          --         --     (1,764,535)    (1,764,535)
                          -----------  -----------  ---------- -----------  ---------   ------------    -----------
Balance at December 31,
 1994...................    3,148,464    8,059,888     369,985   7,093,557         --    (16,691,648)    (1,538,203)
Conversion of notes
 payable to stockholders
 and accrued interest
 for Series D preferred
 stock..................       58,821      152,933          --          --         --             --        152,933
Termination of
 distribution rights
 settled in Series E
 preferred stock........      175,000    1,417,500          --          --         --             --      1,417,500
Issuance of Series F
 preferred stock for
 cash and notes, net of
 issuance costs of
 $917,888...............   10,730,614   27,410,938          --          --         --             --     27,410,938
Exercise of employee
 stock options and
 other..................           --           --      28,639      13,917         --             --         13,917
Net loss................           --           --          --          --         --    (14,138,931)   (14,138,931)
                          -----------  -----------  ---------- -----------  ---------   ------------    -----------
Balance at December 31,
 1995...................   14,112,899   37,041,259     398,624   7,107,474         --    (30,830,579)    13,318,154
Issuance of Series F
 preferred stock for
 cash...................      360,000      937,849          --          --         --             --        937,849
Issuance of Series G
 preferred stock for
 cash.                        272,750    2,963,532          --          --         --             --      2,963,532
Issuance of common stock
 in connection with
 initial public
 offering...............           --           --   2,400,000  12,130,474         --             --     12,130,474
Conversion of preferred
 to common stock........  (14,745,649) (40,942,640) 15,503,303  40,942,640         --             --             --
Exercise of warrants....           --           --     106,482       3,970         --             --          3,970
Exercise of employee
 stock options and
 other, net of
 repurchases............           --           --     123,058     112,844         --             --        112,844
Deferred compensation
 related to grant of
 stock options..........           --           --          --     169,433   (169,433)            --             --
Amortization of deferred
 compensation...........           --           --          --          --     30,022             --         30,022
Net loss................           --           --          --          --         --    (16,142,040)   (16,142,040)
                          -----------  -----------  ---------- -----------  ---------   ------------    -----------
Balance at December 31,
 1996...................           --  $        --  18,531,467 $60,466,835  $(139,411)  $(46,972,619)   $13,354,805
                          ===========  ===========  ========== ===========  =========   ============    ===========

                            See accompanying notes.

                                 CONNECT, INC.

                            STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1996          1995         1994
                                        ------------  ------------  -----------
OPERATING ACTIVITIES
Net loss..............................  $(16,142,040) $(14,138,931) $(1,764,535)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization.......     1,674,757       987,829      473,351
  Amortization of deferred
   compensation.......................        30,022            --           --
  Termination of distribution rights
   settled in Series E preferred
   stock..............................            --     1,417,500           --
  Deferred income tax.................            --        77,000      (77,000)
  Changes in operating assets and
   liabilities:
    Accounts receivable...............    (1,524,266)     (280,679)      77,059
    Prepaid expenses and other current
     assets...........................      (133,863)     (124,503)    (111,038)
    Deposits and other assets.........       235,171      (215,882)    (173,263)
    Accounts payable, accrued payroll
     and related expenses, other
     accrued liabilities, and extended
     vendor liabilities...............     2,084,220       (52,153)      65,162
    Deferred revenue..................      (233,842)   (2,562,834)   2,887,190
                                        ------------  ------------  -----------
    Net cash provided by (used in)
     operating activities.............   (14,009,841)  (14,892,653)   1,376,926
INVESTING ACTIVITIES
Purchases of property and equipment...    (2,044,533)   (1,772,591)  (1,627,126)
FINANCING ACTIVITIES
Proceeds from sale and leaseback of
 equipment at net book value..........            --     1,197,393           --
Proceeds from issuance of common
 stock................................    12,247,288        13,917       36,351
Proceeds from issuance of preferred
 stock................................     3,901,381    28,328,826    1,532,001
Issuance costs associated with
 conversion of notes payable and
 issuance of preferred stock..........            --      (917,888)     (30,856)
Proceeds from issuance of notes
 payable converted into Series E
 preferred stock......................  $         --  $         --  $   668,000
Proceeds from issuance of notes
 payable..............................            --       133,534       43,090
Repayment of principal on notes
 payable..............................      (191,425)     (180,974)    (149,677)
Repayment of principal under capital
 lease obligations....................      (617,739)     (574,524)    (318,987)
                                        ------------  ------------  -----------
Net cash provided by financing
 activities...........................    15,339,505    28,000,284    1,779,922
                                        ------------  ------------  -----------
Net increase (decrease) in cash and
 cash equivalents.....................      (714,869)   11,335,040    1,529,722
Cash and cash equivalents at beginning
 of period............................    12,928,911     1,593,871       64,149
                                        ------------  ------------  -----------
Cash and cash equivalents at end of
 period...............................   $12,214,042   $12,928,911   $1,593,871
                                        ============  ============  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid year for  interest..........  $    328,448  $    373,948  $   239,943
Cash paid for income taxes............  $      1,100            --  $     8,500
SUPPLEMENTAL NONCASH INVESTING AND
 FINANCING INFORMATION
Notes payable to stockholders,
 including $26,583 of accrued
 interest, converted into Series D
 preferred stock......................            --  $    152,933           --
Capital lease  obligations incurred...  $     14,003  $    332,084  $   355,955


                            See accompanying notes.

                                 CONNECT, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. ORGANIZATION

  CONNECT (the "Company") designs, develops, markets and supports packaged application software for Internet-based interactive commerce. The Company was founded in 1987 to provide online information services to businesses. During the period 1987 through 1992, the Company's primary business was the operation and management of a private online service and the licensing of related client software. In 1993 and 1994, the Company also offered software for creation, access and operation of custom online systems. In late 1994, the Company began to shift its focus from providing online services to developing packaged software applications for Internet-based interactive commerce. During 1994 and 1995, the Company derived a significant portion of its revenue from contract software development projects with two companies under which the Company retained ownership of the technology developed. These projects formed the foundation for the development of OneServer, the Company's core software application, which was commercially released in September 1995, and OrderStream, the first preconfigured implementation of OneServer, which was commercially released in June 1996.

  For the year ended December 31, 1996, the Company derived all of its license revenues and 75% of total revenues from its OneServer and OrderStream products and services.

  The Company has incurred net losses and experienced significant negative cash flow from operations since inception. As of December 31, 1996, the Company had an accumulated deficit of approximately $47 million. Based upon its current operating plan, the Company believes it has adequate cash and investment balances to fund its operations through December 31, 1997. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Concentration of Credit Risk

  The Company licenses products and provides services to a variety of customers. The Company generally does not perform credit evaluations or require collateral on individual customer service or license transactions that involve relatively small amounts. However, credit worthiness on larger service or license transactions are evaluated on a case-by-case basis.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity (at the date of purchase) of three months or less to be cash equivalents. The Company has classified all debt securities as available-for-sale. Available-for-sale securities are carried at cost which approximates fair value. Unrealized gains and losses, if material, are reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income and other, net.

                                 CONNECT, INC.

                               DECEMBER 31, 1996

  All of the Company's available-for-sale securities mature in three months or less and are included in cash and cash equivalents. Available for sale securities at December 31, 1996 and 1995 totaled $8,935,132 and $12,314,990, respectively, and are comprised of U.S. government obligations. At December 31, 1996 and 1995, gross unrealized gains and losses were not significant. There were no gross realized gains or losses on available-for-sale securities for 1996, 1995, and 1994.

 Property and Equipment

  Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the improvements.

  Property and equipment consisted of the following:

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1996       1995
                                                           ---------- ----------
      Computer equipment.................................. $3,523,022 $2,184,932
      Equipment under capital leases......................  2,307,869  2,589,818
      Furniture and fixtures..............................    225,521    173,206
      Leasehold improvements..............................    619,331    400,322
                                                           ---------- ----------
                                                            6,675,743  5,348,278
      Accumulated depreciation and amortization...........  3,028,934  2,085,248
                                                           ---------- ----------
                                                           $3,646,809 $3,263,030
                                                           ========== ==========

 Revenue Recognition and Deferred Revenue

  The Company derives revenue from software license fees and services. License fees consist primarily of revenue from licenses of the Company's application software. Service revenue consists of fees from implementation (including customization of licensed software products), training, maintenance and support, contract software development projects, system hosting and online services.

 License Revenue

  The Company licenses application software to end-users under non-cancelable license agreements. License revenue is recognized on shipment of the application software provided there are no significant remaining obligations and collectability is deemed probable by management. License fees under contracts requiring significant implementation, including customization of licensed software products are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Actual costs and gross margins on such contracts could differ from management's estimates and such differences could be material to the financial statements. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

 Service Revenue

  Fees for implementation services are recognized as the services are performed, except for such fees under fixed price contracts which are recognized on the percentage-of-completion method as noted above.

                                 CONNECT, INC.

                               DECEMBER 31, 1996
  The Company also enters into maintenance agreements in connection with licenses of its application software under which revenue is recognized ratably over the term of the agreement, generally one year. Usage fees related to the Company's private online services, system hosting services, training and other consulting services are recognized as the services are performed.

  Revenue from contract software development projects, in which the Company developed specific technology for its customers, has been recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs.

 Deferred Revenue

  Deferred revenue includes collections in excess of revenue recognized on development arrangements, deferred maintenance, and other payments received in advance of services to be performed.

 Research and Development

  Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying statements of operations.

 Advertising and Promotion Costs

  The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $1,064,000, $372,000, and $238,706 in 1996, 1995, and 1994,
respectively.

 Income Taxes

  Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Net Loss Per Share

  Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method) have been excluded in the computation because the effect is anti-dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods presented through June 30, 1996 (using the treasury stock method at the $6.00 per share initial public offering price.) The difference between primary and fully diluted earnings per share is not material for all periods presented.

                                 CONNECT, INC.

                               DECEMBER 31, 1996

  Per share information calculated on the above noted basis is as follows:

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
   Net loss................................ $    (1.16) $    (1.03) $    (0.13)
                                            ==========  ==========  ==========
   Shares used in computing net loss per
    share.................................. 13,941,826  13,667,081  13,593,574
                                            ==========  ==========  ==========

 Pro Forma Net Loss Per Share

  Pro forma net loss per share presented in the Statements of Operations is computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible preferred stock, from the date of issuance, that automatically converted to common stock upon the closing of the Company's initial public offering (using the if-converted method).

 Stock-Based Compensation

  In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company adopted FAS123 in 1996. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and has adopted the "disclosure only" alternative described in FAS 123.

3. NOTES PAYABLE

  At December 31, 1996 the Company has two notes payable with remaining principal balances of $13,327 and $57,195. These unsecured notes bear interest at 11% and are due in monthly payments through December 15, 1997, and March 1, 1998, respectively.

4. EXTENDED VENDOR LIABILITIES

  During 1992 and 1993, the Company renegotiated payment terms with a number of its largest vendors. The resulting agreements bear interest at rates ranging from 0% to 8%, and certain of the repayment agreements extend beyond one year.

  In April 1994, the Company terminated its service and license agreement with a vendor, resulting in a reduction of $253,656 in extended vendor liabilities. In addition, the repayment terms for certain amounts due the vendor were extended from three to five years. Beginning in December 1994, the total liability due the vendor of $1,000,000 will be due in monthly installments, plus interest, at an annual rate of 6% through November 1999.

  Principal payments due in each calendar year as of December 31, 1996 relating to the above agreements are as follows:

      1997............................................................. $260,458
      1998.............................................................  211,579
      1999.............................................................  205,854
                                                                        --------
                                                                        $677,891
                                                                        ========

                                 CONNECT, INC.

                               DECEMBER 31, 1996

5. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The lease agreement for the Company's primary facility expires December 9, 1999. At December 31, 1996, the future minimum lease payments related to operating lease agreements are as follows:

      1997........................................................... $  465,752
      1998...........................................................    407,987
      1999...........................................................    400,924
      2000...........................................................     95,583
      2001...........................................................     98,451
                                                                      ----------
                                                                      $1,468,697
                                                                      ==========

  Rental expense for 1996, 1995 and 1994, was $290,690, $317,690, $307,058,
respectively.

 Capital Leases

  The Company leases certain equipment under capital leases having terms of 36 to 42 months. Accumulated amortization on these assets was $1,196,394 and $988,848 at December 31, 1996 and 1995, respectively.

  The following is a schedule by year of future minimum lease payments under capital leases as of
December 31, 1996:

      1997........................................................... $ 692,298
      1998...........................................................   390,270
      1999...........................................................     1,235
                                                                      ---------
      Total minimum lease payments................................... 1,083,803
      Amount representing interest...................................   172,345
                                                                      ---------
                                                                        911,458
      Less current portion...........................................   547,786
                                                                      ---------
                                                                      $ 363,672
                                                                      =========

 Contingencies

  On March 25, 1996, one of the Company's licensees of OneServer (the "Customer") was sued, along with 21 other defendants in the Federal District Court in Connecticut, by E-data Corporation ("E-data"), in which E-data alleges that each defendant is infringing E-data's U.S. patent in connection with electronic distribution of images on the Internet. The Customer has tendered the defense of this litigation to the Company. The Company has reviewed the infringement claims made by E-data against the Customer. Based upon this review of the E-data patent and the nature of the claims and the Company's indemnity obligations, and after consultation with counsel, management believes that the resolution of this matter will not have a material adverse effect on the Company's business, operating results and financial condition. However, given the early stage of the litigation and the complex technical issues and uncertainties in patent litigation, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that E-data will not prevail in the current litigation or that it will not bring similar claims against other licensees of the Company. If E-data were to prevail, the Customer could be required to pay damages to E-data for the infringement of its patent and enter into a licensing or royalty arrangement. There can be no assurance that the amount of such damages would not be material or that such license or royalty arrangement would be available on acceptable terms. Under the terms of

                                 CONNECT, INC.

                               DECEMBER 31, 1996
its license with the Customer, the Company may be required to defend against the E-data claim and to indemnify the Customer for some or all of its losses in connection with the litigation and any settlement or judgement, including ongoing license fees. In addition, whether or not the Company were to prevail in any defense of the Customer, such litigation could be time consuming and costly to defend.

6. PREFERRED STOCK

  Convertible preferred stock consists of the following:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1996      1995
                                                            -------- -----------
     Series C preferred stock:
      Authorized shares-none at December 31, 1996 and
       2,240,130 at December 31, 1995
      Issued and outstanding shares--none at December 31,
       1996 and 1,118,080 at December 31, 1995............       --  $ 2,248,713
     Series D preferred stock:
      Authorized shares--none at December 31, 1996 and
       2,921,266 at December 31, 1995
      Issued and outstanding shares--none at December 31,
       1996 and 1,460,633 at December 31, 1995............       --    3,794,963
     Series E preferred stock:
      Authorized shares--none at December 31, 1996 and
       1,757,144 at December 31, 1995
      Issued and outstanding shares--none at December 31,
       1996 and 803,572 at December 31, 1995..............       --    3,586,645
     Series F preferred stock:
      Authorized shares--none at December 31, 1996 and
       24,313,000 at December 31, 1995
      Issued and outstanding shares--none at December 31,
       1996 and 10,730,614 at December 31, 1995...........       --   27,410,938
     Series F-a preferred stock:
      Authorized shares--none at December 31, 1996 and
       24,313,000 at December 31, 1995
      Issued and outstanding shares--none.................       --          --
                                                            -------- -----------
     Total convertible preferred stock....................       --  $37,041,259
                                                            ======== ===========

  On July 3, 1996, the Company issued 272,750 shares of Series G convertible preferred stock to a customer of the Company for approximately $3,000,000 in cash.

  In August 1996, the Company completed its initial public offering of 2,400,000 shares of common stock. The Company received net proceeds of approximately $12.2 million after deducting expenses and underwriting discounts. Upon closing of the offering, all then outstanding preferred stock converted into 15,503,303 shares of common stock.

                                 CONNECT, INC.

                               DECEMBER 31, 1996

7. EMPLOYEE BENEFIT PLAN

  The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the "Code") for all of its full-time employees. The plan allows employees to make specified percentage pre-tax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to the plan; however, there have been no Company contributions to date.

8. STOCK OPTION AND STOCK PURCHASE PLANS

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement 123, "Accounting for Stock-based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  The Company maintained a 1989 Stock Option Plan that authorized the issuance of up to 2,700,000 shares of common stock. A committee, as appointed by the Board of Directors, granted incentive or nonqualified stock options. Options are generally granted at an exercise price of no less than the fair value per share of the common stock on the date of grant as determined by the Board of Directors. The options issued under the 1989 Plan generally vest over four years and are immediately exercisable, expiring no later than ten years from the date of grant. Unvested shares may be repurchased by the Company at the original purchase price.

  In 1996, the stockholders approved the adoption of the 1996 Stock Option Plan pursuant to which 2,500,000 shares of the Company's common stock have been reserved. Options issued under the 1996 Stock Option Plan are generally exercisable twelve months from the date of grant and vest over four years, expiring no later than 10 years from the date of grant. Unvested shares may be repurchased by the Company at the original purchase price.

  In February 1996, the Company offered to each employee with stock options having an exercise price greater than $0.50 per share the opportunity to amend the terms of such options and reduce the exercise price to $0.50 per share (an amount not less than fair market value, as deemed by the Board of Directors, as of the offer date). The new options have the same vesting terms as the surrendered options. Options representing 386,018 shares of common stock were repriced, and have been included in option grants and cancellations in the year ended December 31, 1996.

  In September 1996, the Company offered to each employee with stock options having an exercise price of $9.60 per share, or greater, the opportunity to amend the terms of such options and reduce the exercise price to $6-1/8 per share (an amount equal to the fair market value as of the offer date). The new options have the same vesting terms as the surrendered options. Options representing 430,650 shares of common stock were repriced, and have been included in option grants and cancellations in the year ended December 31, 1996.

  The Company maintains an Employee Stock Purchase Plan pursuant to which 500,000 shares of the Company common stock have been reserved for future issuance. No shares have been issued through December 31, 1996. The Company also maintains a Director's Stock Option Plan pursuant to which 250,000 shares of common stock are reserved for future issuance. No options have been granted under the Director's Stock Option Plan through December 31, 1996.

                                 CONNECT, INC.

                               DECEMBER 31, 1996
A summary of activity under the Stock Option Plans is as follows:

                                                      OUTSTANDING OPTIONS
                                                -------------------------------
                           SHARES                              WEIGHTED AVERAGE
                         AVAILABLE   NUMBER OF      PRICE       EXERCISE PRICE
                         FOR GRANT    SHARES      PER SHARE       PER SHARE
                         ----------  ---------  -------------- ----------------
Balance at December 31,
 1993...................    187,370    473,275  $0.20 - $ 2.00
 Additional shares
  reserved..............    164,000
 Options granted........   (397,651)   397,651  $0.26 - $ 4.00
 Options exercised......        --    (123,923) $0.20 - $ 0.70
 Options canceled.......     99,981    (99,981) $0.20 - $ 2.00
                         ----------  ---------  --------------
Balance at December 31,
 1994...................     53,700    647,022  $0.20 - $ 4.00
 Additional shares
  reserved..............  1,845,000
 Options granted........   (475,500)   475,500  $0.50 - $13.00
 Options exercised......        --     (25,795) $0.20 - $ 4.00
 Options canceled.......     59,595    (59,595) $0.26 - $13.00
                         ----------  ---------  --------------
Balance at December 31,
 1995...................  1,482,795  1,037,132  $0.20 - $13.00
 Additional shares
  reserved..............  2,500,000
 Options granted........ (3,457,146) 3,457,146  $0.50 - $10.80      $3.01
 Options exercised......        --    (146,564) $0.20 - $ 0.50      $0.42
 Options canceled.......    994,347   (994,347) $0.20 - $13.00      $6.54
 Options repurchased....     23,501        --   $0.26 - $ 0.70      $0.50
                         ----------  ---------  --------------
Balance at December 31,
 1996...................  1,543,497  3,353,367  $0.20 - $10.80      $1.87
                         ==========  =========  ==============

  At December 31, 1996, options to purchase 574,391 shares of common stock were exercisable.

  At December 31, 1996, 46,118 shares of common stock issued upon exercise of options were subject to repurchase by the Company.

  In connection with certain of the Company's stock options granted in 1996, the Company recorded deferred compensation of $169,433 for the difference between the option grant price and the deemed fair value of the Company's common stock at the date of grant. The amount is being amortized over the vesting period of the individual options, generally a 48 month period. Amortization expense related to deferred compensation was $30,022 for the year ended December 31, 1996.

                                 CONNECT, INC.

                               DECEMBER 31, 1996

  The following table summarizes stock options outstanding and options exercisable at December 31, 1996.

               OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
-----------------------------------------------------   ------------------------
                                WEIGHTED
                OUTSTANDING      AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
  RANGE OF         AS OF        REMAINING    AVERAGE       AS OF       AVERAGE
  EXERCISE      DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
   PRICES           1996          LIFE        PRICE         1996        PRICE
  --------      ------------   -----------   --------   ------------   --------
$0.00 - $1.50    2,506,989         8.5        $ .46       574,391       $0.35
$1.51 - $3.75       15,450         9.3        $3.00         --           --
$3.76 - $5.25      100,250         9.5        $4.80         --           --
$5.26 - $6.50      706,178         9.5        $6.22         --           --
$6.51 - $7.75       11,500         9.9        $7.11         --           --
$7.76 - $8.25       13,000         9.8        $8.25         --           --
                 ---------                                -------       -----
                 3,353,367         8.9        $1.87       547,391       $0.35
                 ---------                                -------       -----

  Pro forma information regarding net loss and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options using the Black-Scholes option pricing model was estimated at the date of grant using the following weighted average assumptions for the years ended December 31, 1996 and 1995:

                                        1996  1995
                                        ----  ----
      Risk fee interest rate            5.88% 6.17%
      Dividend Yield                    none  none
      Volatility                        17.9%    0%
      Expected life of option in years     5     5

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
      Pro forma net loss........................... $(16,675,027) $(14,154,076)
      Pro forma net loss per share................. $      (1.20) $      (1.04)

  The pro forma net loss per share above does not assume the conversion of preferred stock prior to completion of the initial public offering in August 1996, and is calculated using the weighted average number of shares of common stock outstanding as described in Note 1.

  The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 was $1.50 and $0.19, respectively. Because FAS123 is applicable only to options granted subsequent to December 31 1994, its pro forma effects will not be fully reflected until the year ended December 31, 1999.

                                 CONNECT, INC.

                               DECEMBER 31, 1996

9. STOCK WARRANTS

  In October 1992, the Company issued a warrant to purchase 13,919 shares of common stock at $4.12 per share to a bank in connection with a note payable that was paid in 1993. Upon proper notice the warrant expires October 15, 1997.

10. TERMINATION OF DISTRIBUTION RIGHTS

  In December 1994, the Company signed an agreement that provided the Company the option to terminate the marketing and distribution rights of its European distributor. In connection with this option agreement, the Company paid its European distributor a nonrefundable $250,000 fee which the Company expensed in 1994. The Company exercised its option on March 13, 1995 and paid its European distributor approximately $2,640,000 in cash and issued 175,000 shares of its Series E preferred stock. Due to impairment of the net realizable value of the European distribution rights, the Company expensed all payments made in connection with the transaction in 1995. The amount paid was negotiated between the Company and its European distributor on an arm's-length basis. The Company received an opinion from an independent financial advisor as to the fair market value of the shares of Series E preferred stock at the time of the negotiation to support its determination as to the value of the amount paid.

11. MAJOR CUSTOMERS

  Customers comprising 10% or greater of the Company's revenue are summarized as follows:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                                  ----------------
                                                                  1996  1995  1994
                                                                  ----  ----  ----
      Company A..................................................  --    52%   22%
      Company B..................................................  --    --    12%
      Company C..................................................   *     *    12%
      Company D..................................................  13%   --    --

--------
* Receives less than 10%.

12. INCOME TAXES

  The components of the provision (benefit) for income taxes are as follows:

                                                        YEARS ENDED DECEMBER
                                                                 31,
                                                       ------------------------
                                                        1996    1995     1994
                                                       ------ --------  -------
      Federal:
       Current........................................ $   -- $(94,000) $94,000
       Deferred.......................................     --   77,000  (77,000)
                                                       ------ --------  -------
                                                           --  (17,000)  17,000
      State:
       Current........................................     --   (9,000)   9,000
                                                       ------ --------  -------
                                                           --   (9,000)   9,000
                                                       ------ --------  -------
      Provision (benefit) for income taxes............     -- $(26,000) $26,000
                                                       ====== ========  =======

                                 CONNECT, INC.

                               DECEMBER 31, 1996

  The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income
(loss) before taxes is as follows:

                                              1996         1995        1994
                                           -----------  -----------  ---------
      Tax at federal statutory rate....... $(5,650,000) $(4,958,000) $(591,000)
      State taxes.........................         --        (9,000)     9,000
      Losses not currently benefited......   5,650,000    4,941,000    608,000
                                           -----------  -----------  ---------
      Provision (benefit) for income
       taxes.............................. $       --   $   (26,000) $  26,000
                                           ===========  ===========  =========

  The components of deferred income taxes consist of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996         1995
                                                        -----------  ----------
      Deferred tax assets:
       Net operating loss carryforwards................ $11,100,000  $5,425,000
       Research credit carryforwards...................     167,000     167,000
       Deferred revenue................................     200,000     195,000
       Depreciation and amortization...................   1,800,000   1,561,000
       Other...........................................     400,000     314,000
                                                        -----------  ----------
      Total deferred tax assets........................  13,667,000   7,662,000
      Valuation allowance.............................. (13,667,000) (7,662,000)
                                                        -----------  ----------
      Total net deferred taxes......................... $       --   $      --
                                                        ===========  ==========

  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of the Company. To support the Company's conclusion that a full allowance was required, management primarily considered the Company's history of operating losses and expected net losses for the foreseeable future. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. The valuation allowance increased by $6,005,000 in 1996 and $5,134,000 in 1995.

  At December 31, 1996, the Company had available federal net operating loss carryforwards of approximately $31,600,000, which will expire in 2010 through 2011, if not utilized. Also available at December 31, 1996 are federal research credit carryforwards of approximately $167,000, which will expire in 2011, if not utilized. The Company's issuance of Series E preferred stock in June 1994 was considered to have caused a change in ownership for the purpose of the limitation on the utilization of net operating loss and research credit carryforwards as set forth in the Internal Revenue Code. Accordingly, approximately $3,800,000 of the Company's net operating loss carryforwards will be subject to an annual limitation of approximately $360,000 per year. The Company's issuance of Series F preferred stock in December 1995 also may have caused a change in ownership so as to limit $15,500,000 of the Company's net operating loss carryforwards to an annual limitation of approximately $540,000 per year. In addition, the Company's issuance of Series C preferred stock in 1992 resulted in a change in ownership that virtually eliminated the future utilization of federal net operating losses and research credits at the time of approximately $7,200,000 and $106,000, respectively.

                                 CONNECT, INC.

                               DECEMBER 31, 1996

13. RELATED PARTY TRANSACTIONS

  In November 1993, $2,969,595 of notes payable to stockholders were converted into Series D preferred stock. Accrued interest outstanding on the notes payable of $40,116 was also converted into Series D preferred stock.

  In June 1994, $668,000 of notes payable to stockholders were converted into Series E preferred stock. There was no accrued interest outstanding relating to these notes at the time of conversion.

  During 1994, the Company earned license revenue of approximately $900,000 from a related party, of which approximately $10,000 is included in the accounts receivable balance at December 31, 1994.

  During 1995, $126,350 of notes payable to a stockholder were converted into Series D preferred stock. Accrued interest outstanding on the notes payable of $26,583 was also converted into Series D preferred stock.

  The Company incurred approximately $262,500 and $75,226 in consulting and other fees to officers and/or stockholders during 1995 and 1994.

14. SUBSEQUENT EVENTS

  On January 8, 1997 the Company obtained a commitment for a $2,000,000 line of credit to be secured by equipment, furniture and fixtures. The Company may seek advances against the line of credit throughout 1997. Each advance must be at least $50,000 and secured by specific unencumbered equipment. Amounts advanced are to be repaid over a period of up to four years at an effective annual interest rate of approximately 15% per year.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

  We have audited the financial statements of CONNECT, Inc. as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 24, 1997(included elsewhere in this Annual Report ( Form 10-K )). Our audits also included the financial statement schedule listed in Item 14 of this Annual Report ( Form 10-K ). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young, LLP

San Jose, California
January 24, 1997

                                  SCHEDULE II

                                 CONNECT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEAR ENDED DECEMBER 31, 1996, 1995, AND 1994

                                           ADDITIONS
                                BALANCE    CHARGED TO
                              BEGINNING OF  COST AND               BALANCE AT
                                 PERIOD     EXPENSES  DEDUCTIONS  END OF PERIOD
                              ------------ ---------- ----------  -------------
Year ended December 31, 1996    $320,000    $157,000  $(255,000)    $222,000
 Allowance for doubtful
  accounts
Year ended December 31, 1995    $174,000    $166,842  $ (20,842)    $320,000
 Allowance for doubtful
  accounts
Year ended December 31, 1996    $ 75,216    $365,967  $(267,183)    $174,000
 Allowance for doubtful
  accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Executive Officers:

  The information concerning the Company's Executive Officers is incorporated by reference from the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 29, 1997, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

  (b) Indentification of Directors:

  The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal No. 1 - Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 29, 1997, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

  The information concerning the Company's Executive Compensation is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 29, 1997, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 29, 1997, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 29, 1997, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. Index to Financial Statements. The following financial statements and supplemental data are included in Item 8 of this Form 10-K

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
     Report of Ernst & Young, LLP, Independent Auditors.................   25
     Balance Sheets at December 31, 1996 and 1995.......................   26
     Statements of Operations for each of the three years in the period
      ended December 31, 1996...........................................   27
     Statements of Stockholders' Equity for each of the three years in
      the period ended December 31, 1996................................   28
     Statement of Cash Flows for each of the three years for the period
      ended December 31, 1996...........................................   29
     Notes to Financial Statements......................................   30

  2. Financial Statement Schedules. Schedule II--Valuation and Qualifying
Accounts

  All other schedules are omitted because they are not applicable, or not required, or because the required information was filed by the Company's previously, or is included the consolidated financial statements or notes thereto.

  3. Exhibits List

  1.1  Form of Underwriting Agreement. (1)
  2.1  Form of Agreement and Plan of Merger between the Company and Connect,
       Inc., a California corporation. (1)
  3.1  Certificate of Incorporation of the Company. (1)
  3.2  Bylaws of the Company. (1)
  3.3  Form of Amended and Restated Certificate of Incorporation of the
       Company. (1)
  3.4  Certificate of Amendment of Certificate of Incorporation. (1)
  4.1  Form of the Company's Common Stock Certificate. (1)
  9.1  Amended Stockholders Agreement dated July 3, 1996 by and among the
       Company and certain holders of the Company's securities. (1)
 10.1  Form of Indemnification Agreement. (1)
 10.2  1989 Stock Option Plan, as amended, and form of stock option agreement.
       (1)
 10.3  1996 Stock Option Plan and form of stock option agreement. (1)
 10.4  1996 Employee Stock Purchase Plan and form of subscription agreement.
       (1)
 10.5  1996 Directors' Stock Option Plan and form of stock option agreement.
       (1)
 10.6  Amended and Restated Registration Rights Agreement dated July 3, 1996 between the Company and certain holders of the Company's securities. (1)
 10.7  Lease Agreement dated September 19, 1994 between the Company and BRE
       Properties, Inc. (1)
 10.8  Master Equipment Lease dated January 19, 1995 between the Company and
       Phoenix Leasing Incorporated. (1)
 10.9  Software License Agreement dated February 5, 1996 between the Company and Entex Information Services Inc. (1)(2)
 10.10 Software License Agreement dated March 26, 1996 between the Company and
       Union Underwear Company, Inc. (1)(2)
 10.11 Software License Agreement dated November 7, 1995 between the Company and PhotoDisc, Inc. (1)(2)

 10.12 Amendment to Software License Agreement dated March 29, 1996 between the
       Company and PhotoDisc, Inc. (1)(2)
 10.13 Software Development and Distribution License Agreement dated September
       16, 1994 between the Company and Fulcrum Technologies Inc. and related
       Amending Agreement, amending Agreement No. 2 and Amending Agreement No.
       3. (1)(2)
 10.14 OEM Master License Agreement dated June 30, 1995 between the Company and
       RSA Data Security, Inc. (1)(2)
 10.15 Letter Agreement dated May 10, 1995 between the Company and Hambrecht &
       Quist Incorporated and related mutual release dated June 6, 1996. (1)
 10.16 Option agreement dated January 16, 1996 between the Company and Thomas
       P. Kehler. (1)
 10.17 Option agreement dated January 16, 1996 between the Company and Gordon
       J. Bridge. (1)
 10.18 Option agreement dated April 24, 1996 between the Company and Gordon J.
       Bridge. (1)
 10.19 Letter agreement dated October 19, 1995 between the Company and Gordon
       J. Bridge, and related interpretive letter. (1)
 10.20 Consulting Agreement dated March 9, 1992 between the Company and
       Quaestus Limited Partnership. (1)
 10.21 Form of Common Stock Warrant issued to Hambrecht & Quist LLC and Volpe,
       Welty & Company on December 27, 1995. (1)
 10.22 Business Alliance Program Agreement dated June 11, 1996 between the
       Company and Oracle Corporation and related Runtime Sublicense Addendum, and Amendments One and Two to Runtime Sublicense Addendum. (1)(2)
 10.23 Agreement and Mutual Release dated May 24, 1996 between the Company and
       Henry V. Morgan. (1)
 10.24 Development and License Agreement dated March 29, 1996 between the
       Company and Time Warner Cable. (1)(2)
 11    Statement Regarding Computation of Pro Forma Net Loss Per Share.
 23    Consent of Independent Auditors.
 24    Power of Attorney. (see p. 48)
 27    Financial Data Schedule.

--------
(1) Incorporated by reference to identically numbered exhibits to the Company's Registration Statement on Form S-1, as amended (File No. 333-05901), which became effective on August 14, 1996.

(2) Confidential treatment has been previously granted with respect to this exhibit.

  (b) 1. Form 8-K

  The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONNECT, Inc.

Date: March 27, 1997                      By: /s/   Thomas P. Kehler
                                            -----------------------------------
                                                    THOMAS P. KEHLER
                                                   President and Chief
                                               Executive Officer, Director

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas P. Kehler and Joseph G. Girata, and each of them, his attorneys-in-fact and agents, on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


/s/ Thomas P. Kehler                 President, Chief Executive      March 18, 1997
____________________________________ Officer, Director
 (THOMAS P. KEHLER)

/s/ Joseph G. Girata                 Chief Financial Officer         March 18, 1997
____________________________________ (Principal Financial and
 (JOSEPH G. GIRATA)                   Accounting Officer) and Vice
                                     Prsident of Finance &
                                     Administration

/s/ Gordon J. Bridge                 Chairman of the Board and       March 18, 1997
____________________________________ Director
 (GORDON J. BRIDGE)

/s/ Promod Haque                     Director                        March 18, 1997
____________________________________
 (PROMOD HAQUE)

/s/ Richard H. Lussier               Director                        March 18, 1997
____________________________________
 (RICHARD H. LUSSIER)

/s/ Terry R. McGowan                 Director                        March 18, 1997
____________________________________
 (TERRY R. MCGOWAN)

/s/ Rory T. O'Driscoll               Director                        March 18, 1997
____________________________________
 (RORY T. O'DRISCOLL)

/s/ Richard W. Weening               Director                        March 18, 1997
____________________________________
 (RICHARD W. WEENING)

/s/ William B. Welty                 Director                        March 18, 1997
____________________________________
(WILLIAM B. WELTY)