Form 10-Q
period 1997-03-31
CONNECT INC
filed 1997-05-15
CIK 831529

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   ---------
                                   FORM 10-Q
                                   ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

               or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to _________

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

As of April 30, 1997 there were 18,813,900 shares of the Registrant's Common Stock outstanding.

                                 CONNECT, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (Unaudited)

             Condensed Balance Sheets as of                                 3
             March 31, 1997 and December 31, 1996

             Condensed Statements of Operations for the three months        4
             ended March 31, 1997 and 1996

             Condensed Statements of Cash Flows for the                     5
             three months ended March 31, 1997 and 1996

             Notes to Condensed Financial Statements                        6

          ITEM 2.   Management's Discussion and Analysis of Financial       7
                    Condition and Results of Operations

          ITEM 3.   Quantitative and Qualitative Disclosures
                    About Market Risk                                      12

PART II - OTHER INFORMATION

          ITEM 1.   Legal Proceedings                                      12

          ITEM 2    Changes in Securities                                  12

          ITEM 3    Defaults Upon Senior Securities                        12

          ITEM 4.   Submission of Matters to Vote of Security Holders.     12

          ITEM 5.   Other Information                                      12

          ITEM 6.   Exhibits and Reports on Form 8-K.                      12

SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS

                                  CONNECT, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                                         MARCH 31,  DECEMBER 31,
                                                                           1997        1996
                                                                         ---------   ---------
ASSETS
Current assets:
     Cash and cash equivalents ........................................   $  8,947    $ 12,214
     Accounts receivable, less allowances for doubtful accounts of $242
         at March 31, 1997 and $222 at December 31, 1996...............      1,804       2,533
     Prepaid expenses and other current assets ........................        645         606
                                                                          --------    --------
Total current assets ..................................................     11,396      15,353
Property and equipment, net ...........................................      3,384       3,647
Deposits and other assets .............................................        153         154
                                                                          --------    --------
         Total assets .................................................   $ 14,933    $ 19,154
                                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable ....................................................   $    396    $     61
     Accounts payable .................................................      1,381       1,688
     Accrued payroll and related expenses .............................        696         941
     Other accrued liabilities ........................................      1,363       1,321
     Deferred revenue .................................................        163         189
     Current portion of extended vendor liabilities ...................        263         261
     Obligations under capital leases .................................        562         548
                                                                          --------    --------
Total current liabilities .............................................      4,824       5,009
     Notes payable ....................................................      1,019           9
     Long-term portion of extended vendor liabilities..................        382         417
     Long-term obligations under capital leases .......................        223         364
Commitments and contingencies
Stockholders' equity:
     Preferred stock:
         Authorized shares--10,000,000
         Issued and outstanding--none .................................         --          --
     Common stock: $.001 par value
         Authorized shares--40,000,000
         Issued and outstanding shares--18,749,301 at March 31, 1997
         and 18,531,467 at December 31, 1996 ..........................         19          19
     Additional paid-in capital .......................................     60,766      60,448
     Deferred compensation ............................................       (129)       (139)
     Accumulated deficit ..............................................    (52,171)    (46,973)
                                                                          --------    --------
Total stockholders' equity ............................................      8,485      13,355
                                                                          --------    --------
Total liabilities and stockholders' equity ............................   $ 14,933    $ 19,154
                                                                          ========    ========

See accompanying notes.

                                  CONNECT, INC.
                            STATEMENTS OF OPERATIONS
                   (in thousands, except loss per share data)
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                              1997        1996
                                                              ----        ----
REVENUE:
     License ...........................................   $    403    $    404
     Service ...........................................      1,484       1,059
                                                           --------    --------
         Total revenue .................................      1,887       1,463

COST OF REVENUE:
     License ...........................................        176         134
     Service ...........................................      2,683       2,209
                                                           --------    --------
         Total cost of revenue .........................      2,859       2,343
                                                           --------    --------
     Gross profit (loss) ...............................       (972)       (880)

OPERATING EXPENSES:
     Research and development ..........................      1,408       1,174
     Sales and marketing ...............................      2,218       2,480
     General and administrative ........................        651         546
                                                           --------    --------
         Total operating expenses ......................      4,277       4,200
                                                           --------    --------
     LOSS FROM OPERATIONS ..............................     (5,249)     (5,080)
Interest expense .......................................        (70)        (97)
Interest income and other income, net ..................        121         112
                                                           --------    --------
     LOSS BEFORE INCOME TAXES ..........................     (5,198)     (5,065)
Provision (benefit) for income taxes ...................         --          --
                                                           --------    --------
         NET LOSS ......................................   $ (5,198)   $ (5,065)
                                                           ========    ========
PRO FORMA NET LOSS PER SHARE ...........................   ($  0.28)   ($  0.28)
                                                           ========    ========

Shares used in computing pro forma net loss per share...     18,655      17,856
                                                           ========    ========

See accompanying notes.

                                  CONNECT, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                     ---------------
                                                                                     1997       1996
                                                                                     ----       ----
OPERATING ACTIVITIES
Net loss .....................................................................   $ (5,198)   $ (5,065)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization ...........................................        448         389
     Amortization of deferred compensation ...................................         10          --
     Changes in operating assets and liabilities:
         Accounts receivable .................................................        729         315
         Prepaid expenses and other current assets ...........................        (39)       (134)
         Deposits and other assets ...........................................          1         (82)
         Accounts payable, accrued payroll and related expenses, other accrued
          liabilities, and extended vendor liabilities........................       (543)      1,958
         Deferred revenue ....................................................        (26)        700
                                                                                 --------    --------
   Net cash provided by (used in) operating activities .......................     (4,618)     (1,919)

INVESTING ACTIVITIES
Purchases of property and equipment ..........................................       (185)       (462)
                                                                                 --------    --------
   Net cash used in investing activities .....................................       (185)       (462)

FINANCING ACTIVITIES
Proceeds from issuance of common stock .......................................        318          19
Proceeds from issuance of preferred stock ....................................         --         938
Proceeds from issuance of notes payable ......................................      1,437          --
Repayment of principal on notes payable ......................................        (92)        (74)
Repayment of principal under capital lease obligations .......................       (127)       (156)
                                                                                 --------    --------
   Net cash provided by financing activities .................................      1,536         727
                                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents .........................     (3,267)     (1,654)
Cash and cash equivalents at beginning of period .............................     12,214      11,275
                                                                                 --------    --------
   Cash and cash equivalents at end of period ................................   $  8,947    $ 11,275
                                                                                 ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest .......................................................   $     70    $     97

See accompanying notes.

                                 CONNECT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial information should be read in conjunction with the financial statements and notes thereto included in CONNECT, Inc.'s ("CONNECT" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report"). The results of operations the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods.

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

                                    Three Months Ended
                                        March 31,
                                   --------------------
                                     1997       1996
                                   ---------   -------

     Net loss per share             $ (0.28)   $ (0.37)

     Shares used in computing        18,655     13,709
        net loss per share

   Pro forma net loss per share presented in the Statements of Operations has been computed as described above and also gives retroactive effect, even if anti-dilutive, to common equivalent shares from convertible preferred stock that were automatically converted to common stock upon the closing of the initial public offering (using the if-converted method).

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on

December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact of Statement 128 on the calculation of net loss per share for the quarter ended March 31, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption, "Risk Factors" in the Annual Report as well as the risks discussed elsewhere in this Quarterly Report. In particular such factors include: the Company's ability to sell and implement its products; acceptance by the marketplace of the Company's products and services; the Company's ability to develop new products and services to meet market demand or incorporate evolving industry standards; the Company's ability to compete effectively; acceptance of the Internet as a medium for electronic commerce and order management; the Company's dependence on the Internet infrastructure; the Company's dependence on certain third party software and services vendors; and the Company's ability to protect its intellectual property. Readers are cautioned not to place undue reliance on these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including, the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K filed by the Company.

OVERVIEW

   The Company designs, develops, markets and supports application software for Internet-based interactive commerce. The Company was founded in 1987 to provide on-line information services to businesses. During the period 1987 through 1992, the Company's primary business was the operation and management of a private on-line service and the licensing of related client software. In 1993 and 1994, the Company also offered software for creation, access and operation of custom on-line systems. In late 1994, the Company began to shift its focus from providing on-line services to developing packaged software applications for Internet-based interactive commerce. During 1994 and 1995, the Company derived a significant portion of its revenue from contract software development projects with two companies under which the Company retained ownership of the technology developed. These projects formed the foundation for the development of OneServer, the Company's core software application, which was commercially released in September 1995, and OrderStream, the first pre-configured implementation of OneServer, which was commercially released in June 1996. (OneServer, OrderStream are trademarks of the Company).

The Company believes that the majority of its 1997 revenue will be generated through licenses of OneServer and OrderStream and the performance of related services. The Company expects that revenue from the operation of private on-line services will constitute a decreasing portion of the Company's overall revenue in the future.

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

   The Company also typically enters into maintenance agreements in connection with licenses of its application software under which revenue is recognized ratably over the term of the agreement, generally one year. Usage fees related to the Company's training, system hosting services, private on-line services and consulting services are recognized as the services are performed. Additionally, service revenue from contract software development projects, in which the Company develops specific technology for its customers, has been recognized on a percentage-of-completion basis.

   The Company has incurred net losses in each fiscal year since its inception and as of March 31, 1997, has an accumulated deficit of $52.2 million. The Company's operating expenses have increased substantially since 1994 as the Company made investments related to the development and introduction of OneServer. To date, all research and development costs have been expensed as incurred and have not been capitalized because capitalizable costs have not been material. The Company anticipates that operating expenses will continue to exceed revenues for the foreseeable future as it continues to develop its technology, sales and marketing efforts and establish and expand distribution channels. Accordingly, the Company expects to incur additional losses on a quarterly and annual basis for the foreseeable future.

   The Company's prospects are dependent upon the successful acceptance of OneServer and OrderStream by the market, and must be evaluated in light of the risks and uncertainties frequently encountered by companies dependent upon such early stage products. In addition, the Company's markets are new and rapidly evolving, which heightens these risks and uncertainties. To address these risks, the Company must, among other things, successfully implement its marketing strategy, respond to competitive developments and continue to develop and upgrade its products and technologies. Subsequent to March 31, 1997 the Company has taken additional steps to control its expenses through reductions in staffing and tighter controls over other costs in recognition of current business expectations. These reductions may affect the Company's ability to respond to competitive developments and implement its sales and marketing strategy. There can be no assurance that the Company will succeed in addressing any or all these risks. See "Risk Factors" in the Annual Report, as well as the risks discussed elsewhere in this Quarterly Report.

REVENUE

   Total revenue was $1,887,000 for the three months ended March 31, 1997, compared to $1,463,000 for the three months ended March 31, 1996. One customer accounted for approximately 15% of revenue for the quarter ending March 31, 1997. No other customer accounted for over 10% or more of revenue for the quarter. While first quarter revenues are above those of the prior year, the Company is disappointed with its overall results for the quarter. As previously communicated by the Company, the immature market, when combined with the fact that a significant portion of the Company's revenues are derived from a limited and relatively small number of orders placed by large corporations, make the Company's quarter-to-quarter revenues difficult to forecast. The Company expects results to continue to fluctuate for the foreseeable future.

   License revenue was $403,000, or 21% of total revenue, for the quarter ended March 31, 1997 and $404,000, or 28% of total revenue, for the three months ended March 31, 1996. License revenue fell short of expectations due in part to several large customers either delaying or canceling planned purchases, and the lengthening of the overall sales cycle.

   Service revenue was $1,484,000, or 79% of total revenue, for the quarter ended March 31, 1997 and $1,059,000, or 72% of total revenue, for the three months ended March 31, 1996. In the longer term, the Company continues to expect that service revenue will decline as a percent of total revenue due to the Company's focus on licensing the Company's OneServer and OrderStream products versus professional services development contracts and on-line services. The increase in services revenues as an overall percentage of revenue is due to the disappointing level of license revenue in the first quarter of 1997.

COST OF REVENUE

   Cost of license revenue was approximately $176,000, or 44% of license revenue, for the quarter ended March 31, 1997 and $134,000, or 33% of license revenue, for the three months ended March 31, 1996. Cost of license revenue includes sublicense fees and expenses relating to product media and documentation. The increase in 1997 is primarily due to increased documentation costs which are expensed as incurred.

   Cost of service revenue was approximately $2,683,000, or 181% of service revenue, for the quarter ended March 31, 1997 and $2,209,000, or 209% of service revenue, for the three months ended March 31, 1996. The cost as a percent of revenue declined due to cost reduction steps taken in the Company's on-line services business and lower charges due to implementation of three fixed price contracts the Company entered into in prior years. These reductions were partially offset by an increase in costs associated with the increase in volume of revenue.

OPERATING EXPENSES

   Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses increased 20% to $1,408,000 for the quarter ended March 31, 1997 from $1,174,000 during the quarter ended March 31, 1996. This increase is primarily due to an increase in management information system charges.

   Sales and marketing expenses consist primarily of salaries and sales commissions of sales and marketing personnel, travel, marketing and promotional expenses. Sales and marketing expenses were approximately $2,218,000 for the quarter ended March 31, 1997, and $2,480,000 for the three months ended March 31, 1996. This represents an 11% decrease from the quarter ending March 31, 1996. This is partially due to higher public relations costs in the first quarter of 1996 as the Company changed public relation firms creating a temporary overlap in coverage.

   General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses increased 19% to $651,000 for the quarter ended March 31, 1997 from $546,000 during the quarter ended March 31, 1996. The increase in 1997 is primarily due to costs associated with being a public company.

   Interest expense consists primarily of interest incurred on the Company's equipment leases and financing secured by equipment. Interest expense decreased 28% to $70,000 for the quarter ended March 31, 1997 from $97,000 during the quarter ended March 31, 1996.

   Interest income and other income(expense), consists primarily of interest earned on cash and cash equivalents and short term investments. Interest income increased to approximately $121,000 for the three period ended March 31, 1997 from $112,000 from the three month period ended March 31, 1996.

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

Further, the Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, the Company's future operating results may be below the expectations of securities analysts and investors as happened in the quarters ended March 31, 1997 and December 31, 1996. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Risk Factors - Fluctuations in Quarterly Operating Results" in the Company's Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

   During the quarter ended March 31, 1997 the Company obtained a commitment for a $2,000,000 line of credit to be secured by equipment, furniture and fixtures. Each advance must be at least $50,000 and secured by specific unencumbered equipment. Amounts advanced are to be repaid over a period of up to four years at an effective annual interest rate of approximately 15% per year. The Company had drawn $1.4 million against this line of credit as of March 31, 1997.

   Subsequent to March 31, 1997 the company has taken additional steps to control its expenses through reductions in staffing and tighter controls over other costs in recognition of current business expectations. Management is closely monitoring its cash requirements versus its available cash. The Company anticipates that its available cash resources are sufficient to meet its presently anticipated working capital and capital expenditure requirements through the end of 1997 based upon these recent steps and its currently estimated revenue for the year. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary materially as a result of a number of factors, including those discussed under "Risk Factors" in the Annual Report and those discussed elsewhere in the Quarterly Report. The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to other requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank or lease financings, or otherwise. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience dilution, or the securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurances that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or other requirements, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

   Not Applicable


                          PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS
                 Not applicable

ITEM 2.          CHANGES IN SECURITIES
                 Not applicable

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 Not applicable

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 Not applicable


ITEM 5.          OTHER INFORMATION
                 Not applicable

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
                 The Company did not file any reports on Form 8-K during the three months ending March 31, 1997.

a)  EXHIBITS
          ITEM   DESCRIPTION
          ----   -----------
          10.25  Letter Agreement dated April 21, 1997 with Thomas P. Kehler
          11.1   Computation of Earnings Per Share
          27     Financial Data Schedule

                                  SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CONNECT, Inc.


Date:  May 14, 1997                             /s/ Gordon J. Bridge
-------------------------                       --------------------------
                                                Gordon J. Bridge
                                                President, Chief Executive
                                                Officer, and Chairman
                                                (Principal Executive Officer)

Date:  May 14, 1997                             /s/ Joseph Girata
-------------------------                       --------------------------
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