Form 10-Q
period 1997-06-30
CONNECT INC
filed 1997-08-13
CIK 831529

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

          For the quarterly period ended June 30, 1997

                               or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of July 31, 1997 there were 18,987,113 shares of the Registrant's Common Stock outstanding.

                                 CONNECT, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (Unaudited)

               Condensed Balance Sheets as of                                 3
               June 30, 1997 and December 31, 1996

               Condensed Statements of Operations for the three months        4
               and six months ended June 30, 1997 and 1996

               Condensed Statements of Cash Flows for the                     5
               six months ended June 30, 1997 and 1996

               Notes to Condensed Financial Statements                        6

          ITEM 2.    Management's Discussion and Analysis of Financial        7
                     Condition and Results of Operations

          ITEM 3.    Quantitative and Qualitative Disclosures
                     About Market Risk                                       12

PART II - OTHER INFORMATION

          ITEM 1.    Legal Proceedings                                       12

          ITEM 2     Changes in Securities                                   12

          ITEM 3     Defaults Upon Senior Securities                         12

          ITEM 4.    Submission of Matters to Vote of Security Holders.      12

          ITEM 5.    Other Information                                       13

          ITEM 6.    Exhibits and Reports on Form 8-K.                       13

SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS
                                 CONNECT, INC.
                           CONDENSED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                                                                   JUNE 30,           DECEMBER 31,
                                                                                     1997                 1996
                                                                                   --------             --------
ASSETS
Current assets:
    Cash and cash equivalents..................................................    $  5,587             $ 12,214
    Accounts receivable, less allowances for doubtful
      accounts of $336 at June 30, 1997 and $222 at December 31, 1996..........       2,814                2,533
    Prepaid expenses and other current assets..................................         676                  606
                                                                                   --------             --------
Total current assets...........................................................       9,077               15,353
Property and equipment, net....................................................       3,153                3,647
Deposits and other assets......................................................         126                  154
                                                                                   --------             --------
    Total assets...............................................................    $ 12,356             $ 19,154
                                                                                   ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable..............................................................    $    511             $     61
    Accounts payable...........................................................       1,220                1,688
    Accrued payroll and related expenses.......................................       1,060                  941
    Other accrued liabilities..................................................       1,656                1,321
    Deferred revenue...........................................................         131                  189
    Current portion of extended vendor liabilities.............................         266                  261
    Obligations under capital leases...........................................         580                  548
                                                                                   --------             --------
Total current liabilities......................................................       5,424                5,009
    Notes payable..............................................................       1,110                    9
    Long-term portion of extended vendor liabilities...........................         329                  417
    Long-term obligations under capital leases.................................          67                  364
Commitments and contingencies
Stockholders' equity:
    Preferred stock:
      Authorized shares--10,000,000
      Issued and outstanding shares--none......................................          --                   --
    Common stock: $.001 par value
      Authorized shares--40,000,000
      Issued and outstanding shares--18,973,841 at
      June 30, 1997 and 18,531,467 at December 31, 1996........................          19                   19

    Additional paid-in capital.................................................      60,859               60,448
    Deferred compensation......................................................        (118)                (139)
    Accumulated deficit........................................................     (55,334)             (46,973)
                                                                                   --------             --------
Total stockholders' equity.....................................................       5,426               13,355
                                                                                   --------             --------
Total liabilities and stockholders' equity.....................................    $ 12,356             $ 19,154
                                                                                   ========             ========

See accompanying notes.

                                 CONNECT, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except loss per share data)
                                  (Unaudited)

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
                                                             --------------------------------------------------
                                                              1997           1996          1997          1996
                                                             -------        -------       -------       -------
REVENUE:
    License............................................      $ 1,479        $ 1,107       $ 1,882       $ 1,511
    Service............................................        1,701          1,418         3,185         2,477
                                                             -------        -------       -------       -------
         Total revenue.................................        3,180          2,525         5,067         3,988

COST OF REVENUE:
    License............................................          218            149           394           283
    Service............................................        2,113          2,089         4,796         4,298
                                                             -------        -------       -------       -------
         Total cost of revenue.........................        2,331          2,238         5,190         4,581
                                                             -------        -------       -------       -------
    Gross profit (loss)................................          849            287          (123)         (593)

OPERATING EXPENSES:
    Research and development...........................        1,214          1,052         2,622         2,226
    Sales and marketing................................        2,136          2,628         4,354         5,108
    General and administrative.........................          691            675         1,342         1,221
                                                             -------        -------       -------       -------
         Total operating expenses......................        4,041          4,355         8,318         8,555
                                                             -------        -------       -------       -------
    LOSS FROM OPERATIONS...............................       (3,192)        (4,068)       (8,441)       (9,148)
Interest expense.......................................          (76)           (84)         (146)         (181)
Interest income and other income, net..................          105             90           226           202
                                                             -------        -------       -------       -------
LOSS BEFORE INCOME TAXES...............................       (3,163)        (4,062)       (8,361)       (9,127)
Provision (benefit) for income taxes...................           --             --            --            --
                                                             -------        -------       -------       -------
NET LOSS...............................................      $(3,163)       $(4,062)      $(8,361)      $(9,127)
                                                             =======        =======       =======       =======

PRO FORMA NET LOSS PER SHARE...........................       ($0.17)        ($0.23)       ($0.45)       ($0.51)
                                                             =======        =======       =======       =======

Shares used in computing pro forma net loss per share..       18,859         17,880        18,757        17,893
                                                             =======        =======       =======       =======

See accompanying notes.

                                 CONNECT, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                             SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                     --------------------------
                                                                                       1997              1996
                                                                                     --------           -------
OPERATING ACTIVITIES
Net loss.....................................................................         $(8,361)          $(9,127)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization...........................................             912               808
     Amortization of deferred compensation...................................              21                 8
     Changes in operating assets and liabilities:
         Accounts receivable.................................................            (281)             (649)
         Prepaid expenses and other current assets...........................             (70)             (374)
         Deposits and other assets...........................................              28                65
         Accounts payable, accrued payroll and related expenses, other accrued
         liabilities, and extended vendor liabilities........................             (97)            2,461
         Deferred revenue....................................................             (58)              (32)
                                                                                     --------           -------
   Net cash provided by (used in) operating activities.......................          (7,906)           (6,840)

INVESTING ACTIVITIES
Purchases of property and equipment..........................................            (418)             (830)
                                                                                     --------           -------
   Net cash used in investing activities.....................................            (418)             (830)

FINANCING ACTIVITIES
Proceeds from issuance of common stock.......................................             411                59
Proceeds from issuance of preferred stock....................................              --               938
Proceeds from issuance of notes payable......................................           1,750                --
Repayment of principal on notes payable......................................            (199)             (145)
Repayment of principal under capital lease obligations.......................            (265)             (317)
                                                                                     --------           -------
   Net cash provided by financing activities.................................           1,697               535
                                                                                     --------           -------

Net increase (decrease) in cash and cash equivalents.........................          (6,627)           (7,135)
Cash and cash equivalents at beginning of period.............................          12,214            12,929
                                                                                     --------           -------
   Cash and cash equivalents at end of period................................         $ 5,587           $ 5,794
                                                                                     ========           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.......................................................         $   146           $   181

SUPPLEMENTAL NONCASH INVESTING AND FINANCING INFORMATION
Incurrence of capital lease obligations......................................         $    --           $    14

See accompanying notes.


                                 CONNECT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1)      THE COMPANY AND SIGNIFICANT ACCOUNTING P0LICIES

BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial information should be read in conjunction with the financial statements and notes thereto included in CONNECT, Inc.'s ("CONNECT" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report"). The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods.

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

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                         ------------------------------------------------------
                                                           1997           1996            1997            1996
                                                           ----           ----            ----            ----
Net loss per share                                        $(0.17)        $(0.30)         $(0.45)         $(0.66)

Shares used in computing net loss   per share             18,859         13,733          18,757          13,746

Pro forma net loss per share presented in the Statements of Operations has been computed as described above and also gives retroactive effect, even if anti-dilutive, to common equivalent shares from convertible preferred stock that were automatically converted to common stock upon the closing of the initial public offering (using the if-converted method).

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact of Statement 128 on the calculation of net loss per share for the quarter and six month period ended June 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption, "Risk Factors" in the Annual Report as well as the risks discussed elsewhere in this Quarterly Report. In particular such factors include: the Company's ability to sell and implement its products; acceptance by the marketplace of the Company's products and services; the Company's ability to obtain working capital on terms favorable to the Company, or at all; the Company's ability to develop new products and services to meet market demand or incorporate evolving industry standards; the Company's ability to compete effectively; acceptance of the Internet as a medium for electronic commerce and order management; the Company's dependence on the Internet infrastructure; the Company's dependence on certain third party software and services vendors; and the Company's ability to protect its intellectual property. Readers are cautioned not to place undue reliance on these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including, the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K filed by the Company.

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

        During the quarter ended June 30, 1997 the Company announced its newest product, PurchaseStream. The PurchaseStream application is an Internet-based purchasing system that simplifies and streamlines acquisition of indirect goods and services. With PurchaseStream, end-user requisitioners are empowered to place secure online orders for routine transactions through an electronic mall of approved suppliers. PurchaseStream, the Company's newest product, is available on a limited basis. General Availability of the product is not expected until the fourth quarter of 1997. (OneServer, OrderStream, and PurchaseStream are trademarks of the Company).

The Company believes that the majority of the remainder of its 1997 revenue will continue to be from licenses of OneServer and OrderStream and the performance of related services. PurchaseStream is expected to reflect only modest revenue during the fiscal year. The Company expects that revenue from the operation of private on-line services will constitute a decreasing portion of the Company's overall revenue in the future.

        The Company derives revenue from software license fees and services. License fees primarily consist of revenue from licenses of the Company's application software. Service revenue consists of fees from implementation (including customization of licensed software), training, maintenance and support, contract software development projects, and system hosting and on-line services. License revenue is recognized on shipment of the application software provided there are no significant remaining obligations and the collectability is deemed probable by the Company. License fees under contracts requiring significant implementation, including customization, of licensed application software are recognized on a percentage-of-completion basis. Revenue from implementation services is recognized as the services are performed, except for revenue from certain fixed price contracts which is recognized on a percentage-of-completion basis. Actual costs and gross margins on fixed price contracts could differ materially from management's estimates and such differences could have a material adverse effect on the Company's operating results and financial conditions.

        The Company also typically enters into maintenance agreements in connection with licenses of its application software under which revenue is recognized ratably over the term of the agreement, generally one year. Usage fees related to the Company's training, system hosting services, private on-line services and consulting services are recognized as the services are performed.

        The Company has incurred net losses in each fiscal year since its inception and as of June 30, 1997, has an accumulated deficit of $55.3 million. The Company's operating expenses have increased substantially since 1994 as the Company made investments related to the development and introduction of OneServer and its related products. To date, all research and development costs have been expensed as incurred and have not been capitalized because capitalizable costs have not been material. The Company anticipates that operating expenses will continue to exceed revenues for the foreseeable future as it continues to develop its technology, sales and marketing efforts and establish and expand distribution channels. Accordingly, the Company expects to incur additional losses on a quarterly and annual basis for the foreseeable future.

        The Company's prospects are dependent upon the successful acceptance of its products by the market, and must be evaluated in light of the risks and uncertainties frequently encountered by companies dependent upon such early stage products. In addition, the Company's markets are new and rapidly evolving, which heightens these risks and uncertainties. To address these risks, the Company must, among other things, successfully implement its marketing strategy, respond to competitive developments and continue to develop and upgrade its products and technologies. During the quarter ended June 30, 1997 the Company took steps to control its expenses through reductions in staffing and tighter controls over other costs in recognition of current business expectations. These reductions may affect the Company's ability to respond to competitive developments and implement its sales and marketing strategy. There can be no assurance that the Company will succeed in addressing any or all these risks. See "Risk Factors" in the Annual Report, as well as the risks discussed elsewhere in this Quarterly Report.


REVENUE
        Total revenue was $3,180,000 for the three months ended June 30, 1997, compared to $2,525,000 for the three months ended June 30, 1996. Total revenue for the six months ended June 30, 1997 was $5,067,000, compared to $3,988,000 for the six months ended June 30, 1996. Three customers represented approximately 16%, 13%, and 22% of total revenue for the quarter ended June 30, 1997. These same three customers represented approximately 10%, 14%, and 16% of total revenue for the first six months of 1997, respectively. No other customers contributed more than 10% during the quarter or on a year to date basis.

        License revenue was $1,479,000, or 47% of total revenue, for the quarter ended June 30, 1997 and $1,882,000, or 37% of total revenue, for the six months ended June 30, 1997. License revenue was $1,107,000, or 44% of total revenue, for the second quarter ended June 30, 1996 and $1,511,000, or 38% of total revenue, for the six months ended June 30, 1996. For the quarter ended June 30, 1997, license revenue grew 34% over the same period one year ago. For the six month period ended June 30, 1997, license revenue has grown 25% over the same six month period in 1996. This growth of license revenue year over year is due in part to a more mature customer pipeline and to more referenceable accounts today, versus last year, supporting the Company's selling efforts. The Company launched a reseller program during the second half of 1996 and is in the process of expanding this activity both within and outside the United States. The Company expects increased revenue in 1997 compared to 1996 through these channels. A portion of the Company's revenue in the second quarter ended June 30, 1997 was derived from sales to resellers of the Company's products.

        Service revenue was $1,701,000, or 53% of total revenue, for the quarter ended June 30, 1997 and $3,185,000, or 63% of total revenue, for the six months ended June 30, 1997. Service revenue was $1,418,000, or 56% of total revenue, for the quarter ended June 30, 1996 and $2,477,000, or 62% of total revenue, for the six months ended June 30, 1996. The growth in year over year revenue is primarily due to increased hosting, maintenance and professional services related to the OneServer and OrderStream product lines.


COST OF REVENUE
        Cost of license revenue was approximately $218,000, or 15% of license revenue, for the quarter ended June 30, 1997 and $394,000, or 21% of license revenue, for the six months ended June 30, 1997. Cost of license revenue was

$149,000, or 13% of license revenue for the quarter ended June 30, 1996 and $283,000, or 19% of license revenue, for the six months ended June 30, 1996. Cost of license revenue includes sublicense fees and expenses relating to product media. The current versions of OneServer related products include Netscape's Enterprise Server, which modestly increases licensing costs as a percentage of sales due to sublicensing fees.

        Cost of service revenue was $2,113,000, or 124% of service revenue, for the quarter ended June 30, 1997 and $4,796,000, or 151% of service revenue, for the six months ended June 30, 1997. Cost of service revenue was $2,089,000, or 147% of service revenue, for the quarter ended June 30, 1996 and $4,298,000, or 174% of service revenue, for the six months ended June 30, 1996. The cost as a percent of revenue declined due to cost reduction steps taken in the Company's on-line services business and lower charges due to implementation of three fixed price contracts the Company entered into in prior years. These reductions were partially offset by an increase in costs associated with the increase in volume of revenue.


OPERATING EXPENSES

        Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses increased 15% to $1,214,000 for the quarter ended June 30, 1997 from $1,052,000 for the quarter ended June 30, 1996. For the six month period ended June 30, 1997 research and development expenses increased approximately 18% to $2,622,000 from $2,226,000 in the same prior year period. This increase is primarily due to management information system charges.

        Sales and marketing expenses consist primarily of salaries and sales commissions of sales and marketing personnel and travel, marketing and promotional expenses. Sales and marketing expenses were approximately $2,136,000 for the quarter ended June 30, 1997 and $4,354,000 for the six months ended June 30, 1997. Comparable numbers for 1996 were $2,628,000 for the quarter ended June 30, 1996 and $5,108,000 for the six months ended June 30, 1996. Sales and marketing expenses declined 19% and a 15% in current year periods, respectively, from comparable periods in the prior year. This is partially due to higher public relation costs in the first quarter of 1996 as the Company changed public relations firms, creating a temporary overlap in coverage. It also reflects lower charges of providing sales and marketing services to the Company's online business and preselling activities for the professional services group.

        General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses, as well as legal, accounting and public company related expenses. General and administrative expenses increased 2% to $691,000 for the quarter ended June 30, 1997 from $675,000 during the second quarter ended June 30, 1996. For the six months ended June 30, 1997 general and administrative expenses increased 10% to $1,342,000 from $1,221,000 in the similar prior year period. This increase is primarily due to the added costs of being a public company during 1997.

        Interest expense consists primarily of interest incurred on equipment financing. Interest expense decreased 10% to $76,000 for the quarter ended June 30, 1997 from $84,000 during the second quarter ended June 30, 1996. For the six month period ended June 30, 1997 interest expenses decreased 19% to $146,000 from $181,000 in the similar prior year period primarily due to the retirement of an equipment lease line of credit in August of 1996.

        Interest income and other income consists primarily of interest earned on cash and cash equivalents and short term investments. Interest income and other income increased to $105,000 and $226,000 for the three and six month periods ended June 30, 1997, respectively, from $90,000 and $202,000 for the same three and six month periods ended June 30, 1996, respectively.

        The Company has a tax loss carry forward and is currently incurring losses for tax purposes. Accordingly, there is no provision for income taxes.

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

        The Company has experienced and expects to continue to experience significant fluctuations in quarterly operating results that may be caused by many factors including, among others, the number, timing and significance of product enhancements and new product announcements by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the length of the Company's sales cycle, market acceptance of and demand for the Company's products, the pace of development of electronic commerce conducted on the Internet, the mix of the Company's products sold, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, non-renewal of service agreements, software defects and other product quality problems, the Company's ability to attract and retain key personnel, the extent of international sales, changes in the level of operating expenses and general economic conditions. The Company anticipates that a significant portion of its revenue will be derived from a limited number of orders placed by large corporations, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. The Company expects to recognize the majority of its license revenue in the last month of each quarter. As a result, any delay in delivery of products at the end of a quarter could materially adversely affect operating results for that quarter. Furthermore, the operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future, due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. Revenue is also difficult to forecast because the market for Internet-based packaged applications software is rapidly evolving and the Company's sales cycle may vary substantially from customer to customer.

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

LIQUIDITY AND CAPITAL RESOURCES

        During the first quarter of 1997 the Company obtained a commitment for a $2,000,000 line of credit to be secured by equipment, furniture and fixtures. The Company had drawn $1,750,000 against this line of credit as of June 30, 1997.

        During the quarter ended June 30, 1997 the Company has taken additional steps to control its expenses through reductions in staffing and tighter controls over other costs in recognition of current business expectations. While these steps may help reduce certain business and financial risks by lowering expenses, the steps also may make it more difficult for the Company to grow its business. Management is closely monitoring its cash requirements. The Company anticipates that its available cash resources are sufficient to meet presently anticipated working capital and capital expenditure requirements through the end of 1997, assuming the Company meets its internal revenue and cash flow projections. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary materially as a result of a number of factors, including those discussed under "Risk Factors" in the Annual Report and those discussed elsewhere in the Quarterly Report. If the Company is unable in any material way to meets its internal revenue and cash flow objectives, the Company will need to raise additional funds in order to support its operations. The Company is presently seeking to raise additional funds through private or public sales of securities, strategic relationships, bank or lease financings, or otherwise. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience dilution, or the securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurances that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or other requirements, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

        Not Applicable


                           PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                Not applicable

ITEM 2.         CHANGES IN SECURITIES
                Not applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                Not applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                At the Company's Annual Meeting of Stockholders held May 29, 1997 at the Company's offices in Mountain View, California, the following matters were submitted to a vote of the stockholders, with the results as noted below.

                1. Election of six (6) directors to serve until the 1998 Annual Meeting of Stockholders or until their respective successors are elected and qualified;

                                                 For       Against     Abstain
                          Gordon J. Bridge    14,031,009     -0-        38,481
                          Promod Haque        14,031,505     -0-        37,985
                          Richard H. Lussier  14,005,805     -0-        63,685
                          Rory T. O'Driscoll  14,032,605     -0-        36,885
                          Richard W. Weening  14,030,905     -0-        38,585
                          William B. Welty    14,030,305     -0-        39,185

                2. Approval of amendment to the 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder on the first trading day of each fiscal year during the period beginning January 1, 1998 and ending December 31, 2002 by an amount equal to the lessor of: (x) three percent (3%) of the total number of shares of the Company's Common Stock issued and outstanding as of the last business day of the immediately preceding fiscal year, or (y) 700,000 shares;

                                For        Against       Abstain      Withheld
                            13,665,383     208,464       128,262       67,381

                3. Ratified the appointment of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 1997.

                                For        Against       Abstain
                             14,043,575     19,096        6,819


ITEM 5.         OTHER INFORMATION
                Not applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                The Company did not file any reports on Form 8-K during the three months ending June 30, 1997.

a)  EXHIBITS
        ITEM    DESCRIPTION
        ----    -----------
        10.26   Form of Change of Control Agreement between each
                executive officer of the Company (other than Gordon
                Bridge) and the Company
        10.27   Change of Control Agreement dated June 11, 1997 between Gordon
                Bridge and the Company
        10.28   Letter Agreement dated April 28, 1997 between the Company and
                Gordon Bridge
        11.1    Computation of Earnings Per Share
        27      Financial Data Schedule

                                  SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CONNECT, Inc.


Date:  August 13, 1997                        /s/ Gordon J. Bridge
-------------------------                       --------------------------
                                                Gordon J. Bridge
                                                President, Chief Executive
                                                 Officer, and Chairman
                                                (Principal Executive Officer)

Date:  August 13, 1997                        /s/ Joseph Girata
-------------------------                       --------------------------
                                                Joseph Girata
                                                Vice President, Finance &
                                                  Administration, and
                                                  Chief Financial Officer
                                                (Principal Financial and
                                                        Accounting Officer)