Form 10-Q
period 1997-09-30
CONNECT INC
filed 1997-11-13
CIK 831529

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

        For the quarterly period ended September 30, 1997

                          or

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

                                (650) 254-4000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [_]

As of October 31, 1997 there were 19,115,140 shares of the Registrant's Common Stock outstanding.

                                 CONNECT, INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited)

            Condensed Balance Sheets as of..............................   3
            September 30, 1997 and December 31, 1996

            Condensed Statements of Operations for the three months.....   4
            and nine months ended September 30, 1997 and 1996

            Condensed Statements of Cash Flows for the..................   5
            nine months ended September 30, 1997 and 1996

            Notes to Condensed Financial Statements.....................   6

         ITEM 2.  Management's Discussion and Analysis of Financial.....   7
                  Condition and Results of Operations



PART II - OTHER INFORMATION

          ITEM 1.  Legal Proceedings....................................  12

          ITEM 2   Changes in Securities................................  12

          ITEM 3   Defaults Upon Senior Securities......................  12

          ITEM 4.  Submission of Matters to Vote of Security Holders....  12

          ITEM 5.  Other Information....................................  13

          ITEM 6.  Exhibits and Reports on Form 8-K.....................  13

SIGNATURES

ITEM 1.      FINANCIAL STATEMENTS

                                 CONNECT, INC.

                            CONDENSED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)


                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              1997           1996
                                                          ----------------------------

ASSETS
Current assets
  Cash and cash equivalents..............................   $  2,851        $ 12,214
  Accounts receivable, less allowances for doubtful
   accounts of $357 at September 30, 1997 and $222
   at December 31, 1996..................................      2,121           2,533
  Prepaid expenses and other current assets..............        952             606
                                                           ---------        --------
Total current assets.....................................      5,924          15,353
Property and equipment, net..............................      2,734           3,647
Other assets.............................................        124             154
                                                           ---------        --------
Total assets.............................................  $   8,782        $ 19,154
                                                           =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..........................................  $     537        $     61
                                                           ---------        --------
  Accounts payable.......................................      1,295           1,688
  Accrued payroll and related expenses...................      1,007             941
  Other accrued liabilities..............................      1,180           1,321
  Deferred revenue.......................................        388             189
  Current portion of extended vendor liabilities.........        270             261
  Obligations under capital leases.......................        447             548
                                                           ---------        --------
Total current liabilities................................      5,124           5,009
  Notes payable..........................................        945               9
  Long-term portion of extended vendor liabilities.......        258             417
  Long-term obligations under capital leases.............         54             364
Commitments and contingencies
Stockholders' equity:
  Preferred stock:
        Authorized shares--10,000,000
        Issued and outstanding shares--none..............         --              --
  Common stock: $.001 par value
        Authorized shares--40,000,000
        Issued and outstanding shares--19,036,357 at
        September 30, 1997 and 18,531,467 at December 31,
        1996.............................................         19              19
  Additional paid-in capital.............................     60,978          60,448
  Deferred compensation..................................       (107)           (139)
  Accumulated deficit....................................    (58,489)        (46,973)
                                                           ---------        --------
Total stockholders' equity...............................      2,401          13,355
                                                           ---------        --------
Total liabilities and stockholders' equity...............  $   8,782        $ 19,154
                                                           =========        ========

See accompanying notes.

                                 CONNECT, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                   (in thousands, except loss per share data)
                                  (Unaudited)




                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                          ----------------------------------------------
                                           1997         1996         1997         1996
                                          -------      -------     --------     --------
REVENUE:
  License..............................   $   613      $ 1,227     $  2,495     $  2,738
  Service..............................     1,410        1,710        4,595        4,187
                                          -------      -------     --------     --------
Total revenue..........................     2,023        2,937        7,090        6,925
COST OF REVENUE:
  License..............................       151          221          545          504
  Service..............................     1,788        2,084        6,584        6,382
                                          -------      -------     --------     --------
        Total cost of revenue..........     1,939        2,305        7,129        6,886
                                          -------      -------     --------     --------
  Gross profit (loss)..................        84          632          (39)          39
OPERATING EXPENSES:
  Research and development.............     1,105        1,372        3,727        3,598
  Sales and marketing..................     1,473        2,678        5,827        7,786
  General and administrative...........       634          643        1,976        1,864
                                          -------      -------     --------     --------
        Total operating expenses.......     3,212        4,693       11,530       13,248
                                          -------      -------     --------     --------
  LOSS FROM OPERATIONS.................    (3,128)      (4,061)     (11,569)     (13,209)
Interest expense.......................       (67)         (79)        (213)        (261)
Interest income and other income,
      net..............................        40          175          266          378
  LOSS BEFORE INCOME TAXES.............    (3,155)      (3,965)     (11,516)     (13,092)
Provision (benefit) for income taxes...        --           --           --           --
                                          -------      -------     --------     --------
        NET LOSS.......................   $(3,155)     $(3,965)    $(11,516)    $(13,092)
                                          =======      =======     ========     ========
PRO FORMA NET LOSS PER SHARE...........    ($0.17)      ($0.23)      ($0.61)      ($0.74)
                                          =======      =======     ========     ========
Shares used in computing pro forma net
 loss per share........................    19,036       17,320       18,850       17,613



See accompanying notes.

                                 CONNECT, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                                  NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                         ------------------------------
                                                              1997            1996
                                                         --------------  --------------
OPERATING ACTIVITIES
Net loss..................................................   $(11,516)     $(13,092)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
       Depreciation and amortization......................      1,334         1,294
       Amortization of deferred compensation..............         32            19
Changes in operating assets and liabilities:
          Accounts receivable.............................        412          (723)
          Prepaid expenses and other current assets.......       (346)           24
          Deposits and other assets.......................         30           226
          Accounts payable, accrued payroll and
           related expenses, other accrued
           liabilities, and extended vendor liabilities...       (620)        2,360
          Deferred revenue................................        199          (195)
   Net cash used in operating activities..................    (10,474)      (10,085)
INVESTING ACTIVITIES
Purchases of property and equipment.......................       (421)       (1,525)
                                                             --------      --------
   Net cash used in investing activities..................       (421)       (1,525)
FINANCING ACTIVITIES
Proceeds from initial public offering of common stock.....         --        12,422
Proceeds from issuance of common stock....................        530            63
Proceeds from issuance of convertible preferred stock.....         --         3,901
Proceeds from issuance of notes payable...................      1,750            --
Repayment of principal on notes payable...................       (338)         (181)
Repayment of principal under capital lease obligations....       (411)         (489)
                                                             --------      --------
Net cash provided by financing activities.................      1,531        15,716
                                                             --------      --------
Net increase (decrease) in cash and cash equivalents......     (9,363)        4,106
Cash and cash equivalents at beginning of period..........     12,214        12,929
                                                             --------      --------
   Cash and cash equivalents at end of period.............   $  2,851      $ 17,035
                                                             ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest....................................   $    213      $    259
Cash paid for income taxes................................   $     24      $      1

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Incurrence of capital lease obligations...................   $      -      $     14
Conversion of convertible preferred stock into common
 stock....................................................   $      -      $ 40,943

See accompanying notes.

                                 CONNECT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1)    THE COMPANY AND SIGNIFICANT ACCOUNTING P0LICIES

BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial information should be read in conjunction with the financial statements and notes thereto included in CONNECT, Inc.'s ("CONNECT" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report"). The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods.


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

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                          ------------------------------------------------------
                                              1997          1996          1997          1996
                                          -----------   -----------   ------------   -----------
Net loss per share                         $(0.17)       $(0.41)         $(0.61)       $(1.06)
Shares used in computing net loss
 per share                                 19,036         9,737          18,850        12,321



Pro forma net loss per share presented in the Statements of Operations has been computed as described above and also gives retroactive effect, even if anti-dilutive, to common equivalent shares from convertible preferred stock that were automatically converted to common stock upon the closing of the initial public offering (using the if-converted method).

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact of Statement 128 on the calculation of net loss per share for the quarter, and nine month period, ended September 30, 1997 and 1996.

3)      SUBSEQUENT EVENT

        Throughout the quarter the Company has been evaluating various financing alternatives. To assist in this process the Company retained Lehman Brothers (the lead underwriter in the Company's initial public offering). On November 5, 1997, the Company announced that it had entered into agreements that initially would raise $10 million through the issuance in a private placement of units consisting of convertible debt securities and warrants (the "units"). Each Unit will be sold for $40,000 and will consist of a convertible note in the principal amount of $40,000 a (a "Note") and a warrant to purchase shares of Common Stock (a "Warrant"). Each Note will accrue interest at a rate of 5% per annum and is convertible at the option of the holder into shares of the Company's Commons Stock at a price per share equal to the lesser of (i) $2.00 or
(ii) 80% of the average closing bid price of the Company's Common Stock during the 10 trading days prior to conversion. Each Warrant is exercisable at any time within three years after the date of issuance to purchase 13,333 share of the Company's Common Stock at a price of $2.50 per share. The Company is obligated to file with the Securities and Exchange Commission shortly after the closing of the initial sale of the Units a registration statement on Form S-3 with respect to the resale of the shares issuable upon conversions of the Notes and exercise of the Warrants. The Company has reserved the right to issue up to an additional $2 million of Units (in excess of the $10 million described above) within a short period of time after closing the initial sale of Units. The financing is expected to close in mid November 1997, subject to certain closing conditions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption, "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 1996 as well as the risks discussed elsewhere in this Quarterly Report. In particular such factors include: the Company's ability to sell and implement its products; acceptance by the marketplace of the Company's products and services; the Company's ability to obtain working capital on terms favorable to the Company, or at all; the Company's ability to develop new products and services to meet market demand or incorporate evolving industry standards; the Company's ability to compete effectively; acceptance of the Internet as a medium for electronic commerce and order management; the Company's dependence on the Internet infrastructure; the Company's dependence on certain third party software and services vendors; and the Company's ability to protect its intellectual property. Readers are cautioned not to place undue reliance on these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including, the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K filed by the Company.

OVERVIEW

        The Company designs, develops, markets and supports application software for Internet-based interactive commerce. The Company was founded in 1987 to provide on-line information services to businesses. During the period 1987 through 1992, the Company's primary business was the operation and management of a private on-line service and the licensing of related client software. In 1993 and 1994, the Company also offered software for creation, access and operation of custom on-line systems. In late 1994, the Company began to shift its focus from providing on-line services to developing packaged software applications for Internet-based interactive commerce. During 1994 and 1995, the Company derived a significant portion of its revenue from contract software development projects with two companies under which the Company retained ownership of the technology developed. These projects formed the foundation for the development of OneServer, the Company's core software application, which was commercially released in September 1995, and OrderStream, the first pre-configured implementation of OneServer, which was commercially released in September 1996.

      During the quarter ended June 30, 1997, the Company announced its newest product, PurchaseStream. The PurchaseStream application is an Internet-based purchasing system that simplifies and streamlines acquisition of indirect goods and services. With PurchaseStream, end-user requisitioners are empowered to place secure online orders for routine transactions through an electronic mall of approved suppliers. PurchaseStream is available on a limited basis and general availability of the product is not expected until the fourth quarter of 1997. (OneServer, OrderStream, and PurchaseStream are trademarks of the Company).

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

      The Company derives revenue from software license fees and services. License fees primarily consist of revenue from licenses of the Company's application software. Service revenue consists of fees from implementation (including customization of licensed software), training, maintenance and support, contract software development projects, and system hosting and on-line services. License revenue is recognized on shipment of the application software provided there are no significant remaining obligations and the Company deems the collectability probable. License fees under contracts requiring significant implementation, including customization, of licensed application software are recognized on a percentage-of-completion basis. Revenue from implementation services is recognized as the services are performed, except for revenue from certain fixed price contracts which is recognized on a percentage-of-completion basis. Actual costs and gross margins on fixed price contracts could differ materially from management's estimates and such differences could have a material adverse effect on the Company's operating results and financial conditions.

      The Company also typically enters into maintenance agreements in connection with licenses of its application software under which revenue is recognized ratably over the term of the agreement, generally one year. Usage fees related to the Company's training, system hosting services, private on-line services and consulting services are recognized as the services are performed.

      The Company has incurred net losses in each fiscal year since its inception and as of September 30, 1997, has an accumulated deficit of $58.5 million. The Company's operating expenses have increased substantially since 1994 as the Company made investments related to the development and introduction of OneServer and its related products. To date, all research and development costs have been expensed as incurred and have not been capitalized because capitalizable costs have not been material. The Company has reduced its headcount from 144 at December 31, 1996, to 98 at September 30, 1997 as part of its efforts to reduce operating expenses. Although the reduction in headcount could help the Company to meet its operating expense targets, it could adversely impact the Company's sales, marketing and product development efforts. The Company anticipates that operating expenses will continue to exceed revenues for the foreseeable future as it continues to develop its technology, sales and marketing efforts and establish and expand distribution channels. Accordingly, the Company expects to incur additional losses on a quarterly and annual basis for the foreseeable future.

      The Company's prospects are dependent upon the successful acceptance of its products by the market, and must be evaluated in light of the risks and uncertainties frequently encountered by companies dependent upon such early stage products. In addition, the Company's markets are new and rapidly evolving, which heightens these risks and uncertainties. To address these risks, the Company must, among other things, successfully implement its marketing strategy, respond to competitive developments and continue to develop and upgrade its products and technologies. During the six months ended September 30, 1997 the Company took steps to control its expenses through reductions in staffing and tighter controls over other costs in recognition of current business expectations. These reductions may affect the Company's ability to respond to competitive developments and implement its sales and marketing strategy. There can be no assurance that the Company will succeed in addressing any or all these risks. See "Risk Factors" in the Annual Report, as well as the risks discussed elsewhere in this Quarterly Report.


REVENUE

      Total revenue was $2,023,000 for the three months ended September 30, 1997, compared to $2,937,000 for the three months ended September 30, 1996. Total revenue for the nine months ended September 30, 1997 was $7,090,000, compared to $6,925,000 for the nine months ended September 30, 1996. Two customers represented approximately 25% and 16%, respectively, of total revenue for the quarter ended September 30, 1997. The second customer contributed 15% of total revenue for the first nine months of 1997 and a third has contributed 12% of total revenue for the first nine months of 1997. No other customers contributed more than 10% during the quarter or on a year to date basis.

      License revenue was $613,000, or 30% of total revenue for the three months ended September 30, 1997, compared to $1,227,000, or 42% of total revenue, for the third quarter ended September 30, 1996. License revenue was $2,495,000, or 35% of total revenue, for the nine months ended September 30, 1997 compared to $2,738,000, or 40% of total revenue, for the nine months ended September 30, 1996. The decrease in license revenue year over year is due in part to the change in sales management and subsequent refocusing of the sales effort during the second quarter of 1997. The majority of the Company's license revenue in the third quarter ended September 30, 1997 was derived from sales to resellers of the Company's products.

      Service revenue was $1,410,000, or 70% of total revenue, for the quarter ended September 30, 1997 compared to $1,710,000, or 58% of total revenue, for the quarter ended September 30, 1996. Service revenue was $4,595,000, or 65% of total revenue, for the nine months ended September 30, 1997 compared to $4,187,000, or 60% of total revenue, for the nine months ended September 30, 1996. For the quarter ended September 30, 1997, service revenue decreased 18% when compared to the same period one year ago. Revenues from the on-line business continue to decrease and the Company realized lower professional service fees due to lag in closing new customer orders. This was partially offset by an increase in hosting and maintenance fees. The 10% growth in year over year, year to date revenue is primarily due to increased hosting, maintenance and professional services related to the OneServer and OrderStream product lines.

The Company intends to cease its on-line business operation effective December 31, 1997. The operation is expected to be assumed by newly formed company related to an employee of CONNECT in exchange for a monthly payment, covering facility and related charges, and a future royalty payment, contingent on the achievement of certain revenue levels. The on-line operations contributed revenues of $390,000 and $1,378,000 for the three and nine months, respectively, ended September 30, 1997. Losses associated with this operation were $65,000 and $106,000 for the three and nine months, respectively, ended September 30, 1997.

COST OF REVENUE

      Cost of license revenue was approximately $151,000, or 25% of license revenue, for the quarter ended September 30, 1997 compared to $221,000, or 18% of license revenue for the quarter ended September 30, 1996. Cost of license revenue was $545,000, or 22% of license revenue, for the nine months ended September 30, 1997 compared to $504,000, or 18% of license revenue, for the nine months ended September 30, 1996. Cost of license revenue includes sublicense fees and expenses relating to product media. The current versions of OneServer related products include Netscape's Enterprise Server, which modestly increases licensing costs as a percentage of sales due to sublicensing fees.

      Cost of service revenue was $1,788,000, or 127% of service revenue, for the quarter ended September 30, 1997 compared to $2,084,000, or 122% of service revenue, for the quarter ended September 30, 1996. Cost of service revenue was $6,584,000, or 143% of service revenue, for the nine months ended September 30, 1997, compared to $6,382,000, or 152% of service revenue, for the nine months ended September 30, 1996. The cost as a percent of revenue declined due to cost reduction steps taken in the Company's on-line services business and lower charges related to three fixed price contracts the Company entered into in prior years.


OPERATING EXPENSES

      Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses decreased 19% to $1,105,000 for the quarter ended September 30, 1997 from $1,372,000 for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997 research and development expenses increased approximately 4% to $3,727,000 from $3,598,000 in the same prior year period. This increase is primarily due to management information system charges.

      Sales and marketing expenses consist primarily of salaries and sales commissions of sales and marketing personnel and travel, marketing and promotional expenses. Sales and marketing expenses were approximately $1,473,000 for the quarter ended September 30, 1997 and $5,827,000 for the nine months ended September 30, 1997. Sales and marketing expenses for 1996 were $2,678,000 for the quarter ended September 30, 1996 and $7,786,000 for the nine months ended September 30, 1996. Sales and marketing expenses declined 45% and 25% in the three and nine month periods ended September 30, 1997, respectively, from comparable periods in the prior year. This is partially due to lower commissions as a result of lower license revenue. It also reflects lower charges of providing sales and marketing services to the Company's online business and preselling activities for the professional services group.

      General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses,
as well as legal, accounting and public company related expenses.   General and
administrative expenses decreased to $634,000 for the quarter ended September 30, 1997 from $643,000 during the quarter ended September 30, 1996. For the nine months ended September 30, 1997 general and administrative expenses increased 6% to $1,976,000 from $1,864,000 in the similar prior year period. This increase is primarily due to the added costs of being a public company during 1997.

      Interest expense consists primarily of interest incurred on equipment financing. Interest expense decreased 15% to $67,000 for the quarter ended

September 30, 1997 from $79,000 during the quarter ended September 30, 1996. For the nine month period ended September 30, 1997 interest expenses decreased 18% to $213,000 from $261,000 in the similar prior year period primarily due to the retirement of an equipment lease line of credit in August 1996.

      Interest income and other income consists primarily of interest earned on cash and cash equivalents and short term investments. Interest income and other income decreased to $40,000 and $266,000 for the three and nine month periods ended September 30, 1997, respectively, from $175,000 and $378,000 for the same three and nine month periods ended September 30, 1996, respectively. This decrease is primarily due to lower cash balances in 1997.

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

      Further, the Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, the Company's future operating results may be below the expectations of securities analysts and investors as happened in the quarters ended March 31, 1997 and September 30, 1997. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Risk Factors - Fluctuations in Quarterly Operating Results" in the Company's Annual Report.


LIQUIDITY AND CAPITAL RESOURCES

      During the first quarter of 1997 the Company obtained a commitment for a $2,000,000 line of credit to be secured by equipment, furniture and fixtures. The Company had drawn $1,750,000 against this line of credit as of September 30, 1997.

      Throughout the quarter the Company has been evaluating various financing alternatives. To assist in this process the Company retained Lehman Brothers (the lead underwriter in the Company's initial public offering). On November 5, 1997, the Company announced that it had entered into agreements that initially would raise $10 million through the issuance in a private placement of units consisting of convertible debt securities and warrants (the "units"). Each Unit will be sold for $40,000 and will consist of a convertible note in the principal amount of $40,000 a (a "Note") and a warrant to purchase share of Common Stock (a "Warrant"). Each Note will accrue interest at a rate of 5% per annum and is convertible at the option of the holder into shares of the Company's Commons Stock at a price per share equal to the lesser of (I) $2.00 or (ii) 80% of the average closing bid price of the Company's Common Stock during the 10 trading days prior to conversion. Each Warrant is exercisable at any time within three years after the date of issuance to purchase 13,333 share of the Company's Common Stock at a price of $2.50 per share. The Company is obligated to file with the Securities and Exchange Commission shortly after the closing of the initial sale of the Units a registration statement on Form S-3 with respect to the resale of the shares issuable upon conversions of the Notes and exercise of the Warrants. The Company has reserved the right to issue up to an additional $2 million of Units (in excess of the $10 million described above) within a short period of time after closing the initial sale of Units. The financing is expected to close in mid November 1997, subject to certain closing conditions.

Assuming this convertible debt financing is completed, the Company anticipates that its available cash resources are sufficient to meet presently anticipated working capital and capital expenditure requirements through the end of 1998, assuming the Company meets its internal revenue and cash flow projections. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary materially as a result of a number of factors, including those discussed under "Risk Factors" in the Annual Report and those discussed elsewhere in the Quarterly Report. If the Company is unable in any material way to meets its internal revenue and cash flow objectives, the Company will need to raise additional funds in order to support its operations. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience dilution, or the securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurances that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or other requirements, any of which would have a material adverse effect on the Company's business, operating results and financial condition.


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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                Not applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                Not applicable

ITEM 5.         OTHER INFORMATION
                Not applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                The Company did not file any reports on Form 8-K during the three months ending September 30, 1997.

A)  EXHIBITS

        ITEM    DESCRIPTION
        ----    -----------
         4.1    Form of Private Placement Purchase Agreement
        11.1    Computation of Earnings Per Share
        27      Financial Data Schedule

                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CONNECT, Inc.


Date:  November 13, 1997                        /s/ Gordon J. Bridge
-------------------------                       --------------------------
                                                Gordon J. Bridge
                                                President, Chief Executive
                                                Officer, and Chairman
                                                (Principal Executive Officer)

Date:  November 13, 1997                        /s/ Joseph Girata
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