Form 10-K405
period 1997-12-31
CONNECT INC
filed 1998-03-27
CIK 831529

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2054
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                     -------------------------------------

                        COMMISSION FILE NUMBER 000-20873
                                 CONNECT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                               __________________

           DELAWARE                                77-0431045
(State or Other Jurisdiction           (I.R.S. Employer Identification Number)
of Incorporation or Organization)


                                 CONNECT, INC.
                                515 ELLIS STREET
                          MOUNTAIN VIEW, CA 94043-2242
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650)254-4000

                               __________________

       Securities registered pursuant to Section 12(b) of the Act:  NONE
         Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No [  ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  As of February 28, 1998 there were 4,091,010 shares of Registrant's common stock outstanding (as adjusted to reflect the one-for-five reverse stock split effected in February, 1998), and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 3, 1998) was approximately $3.0 million. Shares of Registrant's common stock held by each executive officer and director and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

  Designated portions of Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on May 28, 1998 are incorporated by reference into this Form 10-K where indicated.

==============================================================================

                                    PART I.

ITEM I. BUSINESS
                                    BUSINESS

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

OVERVIEW

  CONNECT provides enterprise-class software for Internet-based electronic commerce. The Company's flagship applications, OrderStream and PurchaseStream, allow global companies to automate order capture and sales channels, improve customer service and streamline distribution and requisitioning processes.
The Company's software supports key functions necessary for large-scale electronic commerce and Intranet requisitioning, including user registration, multimedia catalog and content management, dynamic merchandising, order capture and management, security, payment processing, customer service, procurement management and purchase controls, enterprise integration and systems administration.

  CONNECT's end-to-end software solutions are designed to reduce the time and overall cost for businesses to implement and maintain a secure sales and order capture capability on the World Wide Web or an Intranet requisitioning system via an Intranet.

  The Company's products and services offer the following benefits versus competing products:

 . Extensive packaged functionality. CONNECT applications provide comprehensive and robust functionality to address buying and selling over the Internet. From electronic order formulation and capture, personalized catalogs and transaction management, to online order status checking, CONNECT applications have extensive, out-of-the-box features, functions and business rules to support buying and selling over the Internet. This allows companies to focus on tailoring the Company's applications for their specific business.

 . Business-to-business focus. CONNECT application functionality is focused on the unique requirements of relationship-centric, business-to-business commerce. Supported business-to-business features include custom catalog views, complex order management, purchase controls, approval routing, and support for procurement cards and blanket purchase orders.

 . Faster time to market. The Company believes that time to market is a critical objective for most enterprises, The Company launched the QuickStart program to accelerate customer application implementations. CONNECT QuickStart is directed at companies who wish to take a phased approach to interactive commerce--creating a live, revenue-generating Web site as quickly as possible with less assistance, reduced transaction capacity and reduced initial license fees. Customers can then scale the application, adding more transaction capacity at a later date for an additional license fee.
   QuickStart not only helps companies "go live" faster, but reduces the cost and risks associated with launching a commerce site.

 . Lower cost of ownership. CONNECT's applications are designed to reduce the overall cost of maintaining as well as deploying an Internet-based commerce system. The Company's open architecture, pre-built functions and integrated approach limit custom coding, thereby reducing implementation and ongoing maintenance costs.

 . Easy integration with enterprise systems. Most companies have invested significant amounts building their back-end enterprise systems. CONNECT lets companies leverage those investments by offering tight integration with existing Order Management, Inventory, Accounting, and other systems. Using CONNECT's Information Exchange Gateway (IEG), companies have a powerful graphical data mapping and translation tool with built-in support for SAP, Baan, EDI and other common data formats.

 . Extensible architecture. CONNECT's applications are based on a firm foundation of industry-standard technology, and support all relevant Internet and electronic commerce standards. With CONNECT's Application Workbench, companies can more easily design, deploy and maintain their commerce sites.

PRODUCTS AND SERVICES

  CONNECT's OrderStream and PurchaseStream are enterprise-class applications designed to support high volumes of business-to-business electronic commerce transactions at global, Fortune-class companies. Based on CONNECT's OneServer commerce platform, OrderStream and PurchaseStream enable companies to quickly automate order capture and customer service, and streamline distribution and purchasing processes. With applications that automate both buy- and sell-side electronic commerce transactions, plus toolsets for application development and back-end integration, the Company believes that it currently provides one of the most comprehensive product lines available on the market today.

OrderStream

  OrderStream is an Internet-based order capture and customer service system designed to automate and streamline the selling of contract-based goods and services. OrderStream is an integrated solution that can accelerate the process of launching a robust, transaction-enabled commerce site. OrderStream is a vertically targeted solution ideal for manufacturers and resellers of various finished goods such as industrial equipment and supplies, computers and software and office supplies.

  Features of the OrderStream application include personalized catalog browse and search capabilities, purchase controls, electronic order creation and submission, online order status checking, order approval routing, real-time access by customer service personnel, and catalog and product-database management. OrderStream allows sellers to offer a complementary sales channel for their customers or channel partners 24 hours a day, 7 days a week. This sales channel is fully transaction-enabled and robust, enabling customers to easily browse and search through catalogs, place orders and check on previously placed orders. Other key benefits to the seller include lowered order processing costs, decreased order cycle time and increased marketing capabilities to customers, all of which can translate to higher revenues and market share.

  OrderStream version 1.0 was commercially released in June 1996. Version 1.1 was commercially released in December 1996. Version 2.0 was released in May 1997.

  The Company has licensed its OrderStream software to customers for fees ranging from approximately $100,000 to more than $1 million. The amount of revenue derived from a particular sale depends on a number of factors, including the number of computer processors, complexity of the customer application supported, amount of necessary customization and other factors. The Company charges separately for professional services and annual fees for maintenance and support.

Purchase Stream

  PurchaseStream is an Intranet-based requisitioning system that simplifies and streamlines acquisition of indirect goods and services. With PurchaseStream, end-user requisitioners can browse and search across approved supplier catalogs and place secure online orders for routine transactions. The purchasing department maintains control over this distributed requisitioning environment through automated purchase controls and user profiles which enforce purchasing restrictions and rules typically enforced in a manual review process. PurchaseStream is a horizontal solution that addresses the needs of any large corporation with hundreds to thousands of requisitioners, seeking to reduce
purchasing and processing costs.   Aside from cost savings, buying organizations
using PurchaseStream benefit from increased productivity from their purchasing department, reduced non-contract purchases, reduced inventory carrying costs and increased volume discounts.

  Features of the PurchaseStream application include powerful search and browse capabilities for viewing approved supplier catalogs, real-time order creation, multiple payment options, purchase controls, approval routing, consolidated
order dispatches, and order-status tracking.   PurchaseStream is a buyer-centric
application, so buying organizations control supplier catalog content as well as user and department views.

  PurchaseStream version 1.0 was released for general availability in December 1997.

  The Company will be licensing its PurchaseStream software to customers for fees ranging from approximately $150,000 to more than $1 million. The amount of revenue derived from a particular sale depends on a number of factors, including the number of computer processors, complexity of the customer application supported, amount of necessary customization and other factors. The Company charges separately for professional services and annual fees for maintenance and support.

Other Products

  In addition to these two applications, the Company also markets a comprehensive development environment for building horizontal web applications. This development environment consists of OneServer, a robust technology platform for Web commerce and the Application Workbench, a suite of tools for managing and deploying Web applications.

  OneServer provides a scaleable and extensible development platform for Internet commerce. OneServer integrates the key features and functions necessary to implement large-scale applications, including built-in features such as sales, marketing and order capture.

  OneServer Version 1.0 was commercially released in September 1995, Version 2.0 was released in February 1997 and Version 2.5 was released in September 1997.

  The Company has licensed its OneServer software to customers for fees ranging from approximately $100,000 to over $1 million. Fees for professional services and annual fees for maintenance and support are additional. The amount of revenue derived from a particular sale depends upon a number of factors including the number of computer processors, complexity of the customer application supported, amount of necessary customization and other factors.

  The CONNECT Application Workbench is a suite of industry-standard software tools to automate the lifecycle management of OrderStream, PurchaseStream and OneServer applications. Key components of the Application Workbench include an Operations Monitoring tool for observing server and site performance, a Site Manager for loading new objects and making modifications to the site, an Object Designer for modifying the application design, an Application Component Environment for Java and reporting and OLAP tools. The CONNECT Application Workbench is available as an option to customers using OrderStream, PurchaseStream and OneServer.

  Finally, the Company markets a back-end integration tool as another option available with its applications. Called Information Exchange Gateway (IEG), it includes TSI Software's Mercator product pre-integrated with either OrderStream or PurchaseStream. IEG simplifies linking to enterprise systems such as Inventory, Order Entry, Accounting, etc. using a high performance graphical data mapping and translation tool. This option is available to customers using the Company's applications.

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

  Implementation and Training. The Company offers fee-based services to help customers design and implement OrderStream, PurchaseStream, and OneServer applications. The Company and its Solution Partners work closely with customers to clarify the project business case, define project scope and establish a project plan and schedule. In addition, the Company offers fee-based education and training on the use of its products to customers and third-party implementation partners.

  Maintenance and Support. The Company provides software maintenance including product updates and technical support to its customers and Solutions Partners. Fees charged depend upon the support level and size of the customer's application.

  Hosting Services. CONNECT offers system hosting services for its customers' OrderStream, PurchaseStream and OneServer applications. These services include installing the application on a remote server located at CONNECT's headquarters or a Solution Partner's site, maintaining and administering the database, and other system management services. The Company provides these services on a fee basis to customers who do not want to operate and manage their own Internet-based applications. The Company is actively recruiting Solutions Partners to provide such hosting services.

  Online Services. From 1988, the Company provided private online services to various businesses and other organizations. These services through fiscal 1997 included e-mail, user forums and access to public and private information resources and are marketed under the CONNECT Online brand name. The Company transferred effective December 31, 1997, the online services business to a new company formed primarily by former CONNECT employees, thus allowing the Company to focus entirely on its electronic commerce applications software business.

  Licensing and Third-Party Software. The Company typically provides its software products to its customers under nonexclusive object code licenses. Generally, CONNECT sublicenses to its customers third-party software integrated in the Company's software, including a relational database management system from Oracle, a web server from Netscape, a text search engine from Fulcrum and encryption technology from RSA. In addition, the Company bundles certain reporting software from COGNOS with each copy of OneServer. The Company's customers also may obtain such licenses directly from such third-party software vendors.

CUSTOMERS

  As of December 31, 1997, CONNECT had licensed either OneServer or OrderStream to over thirty customers. The Company shipped its first two copies of Purchase Stream in late December.

  There can be no assurance that the applications that have not yet been implemented will be deployed on a timely basis. Delays on implementation could have an adverse effect on the Company's revenues and results of operations.

  Two customers accounted for 18% and 12% of the Company's revenue in 1997.

TECHNOLOGY

  The Company's technology represents a third generation software architecture based on the Company's experience in the electronic commerce applications market. The two flagship applications, OrderStream and PurchaseStream are built on a 3-tier model, consisting of a presentation layer, a business rules layer and finally the business objects layer. This framework separates the presentation from business logic and enables a manageable, scaleable and extensible application.

  The Company's underlying OneServer platform has a software architecture is comprised of six tightly integrated layers:

  Business Objects. OneServer includes pre-packaged business functionality or objects designed for use in electronic commerce. Customers can extend these objects or build new objects quickly and easily to match precise business requirements. The pre-packaged objects support common sales and marketing and other business functions including user registration, advertising, multimedia catalog and content management, dynamic merchandising, browsing and searching, order management, security and authorization, transaction processing, enterprise integration and system administration.

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

MARKETING AND SALES

  CONNECT's marketing efforts are focused on increasing awareness of CONNECT and its products in selected target markets, and positioning CONNECT as a leading electronic commerce software provider. CONNECT marketing programs have four primary goals: lead generation, market education and awareness, sales effectiveness and product management. The Company's market education and awareness activities include seminars, speaking engagements and sponsorship of market studies by leading industry analysts. In addition, CONNECT utilizes direct mail, public relations, trade shows, telemarketing and innovative sales tools to disseminate its marketing message, generate sales leads, and improve sales effectiveness. CONNECT's product management staff works with customers and industry experts to ensure that the Company's products will satisfy market requirements.

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

  The Company markets and sells its products and services through an organization consisting of 24 employees as of December 31, 1997, based principally at the Company's corporate office in Mountain View, California, and an office in Oak Brook Terrace, Illinois.

SOLUTION PARTNERS

  A key element of the Company's strategy is to continue to expand its strategic alliances with Solution Partners. The Company believes that such relationships promote the visibility of its applications and enable the Company to supplement its core products and services to provide a complete solution. The Company's Solution Partners can be segmented into the following three categories:

  Technology Providers. CONNECT has incorporated industry-leading software into its products. The Company licenses and resells software from Oracle (relational database management system), Netscape (web server), Fulcrum (text search engine) and RSA (encryption). The Company also engages in joint marketing activities with other technology companies, including Hewlett-Packard and Sun Microsystems.

  Solution Enhancement. CONNECT is working with other companies that offer additional complementary solution elements. These include TSI (data mapping/backend integration), Rational Software (object modeling tool), CyberCash, Inc. (payment processing), Verisign, Inc. (authentication), and COGNOS (reporting tools).

  Professional Services. CONNECT works with a group of leading professional services organizations to assist customers in implementing OneServer and OrderStream. These organizations are Ernst & Young LLP, Andersen Consulting, Computer Sciences Corporation, Compuware Corporation, and Cambridge Technology Partners. These providers perform services such as business process reengineering and integration, database design and application development.

RESEARCH AND DEVELOPMENT

  Since inception, the Company has made substantial investments in research and product development. The Company's research and development expenses were $5.0 million in 1997, $4.7 million in 1996, and $4.8 million in 1995, and the Company expects research and development expenses in 1998 to remain similar to 1997 levels. The Company's current software products have been developed primarily by its internal product development staff. A significant portion of the Company's development efforts during 1995 was performed under the Development Projects. In general, under these Development Projects the Company retained ownership of the technology being developed subject, in certain cases, to nonexclusive licenses granted to the Company's customers.

  The Company's research and development efforts are currently focused primarily on adding functionality to the Company's PurchaseStream and OrderStream application products. The Company's research and development staff consisted of 27 employees in the US plus, on a project contract basis, approximately 8 developers in Malaysia as of December 31, 1997. The level of research and development costs will vary, however, depending upon the amount of development work being performed by the Company.

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

COMPETITION

  The market for electronic commerce software is new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future.

  The Company competes with vendors of prepackaged electronic commerce software, vendors of software tools for developing electronic commerce applications, system integrators and providers of business application software. In addition, potential customers may elect to develop their own electronic commerce solutions. The Company's competitors may compete with one or more of the Company's applications. Competitors currently include Open Market, BroadVision, Ariba and CommerceOne. The Company expects additional competition from other emerging and established companies, including Microsoft, IBM/Lotus, Oracle, Interworld, and Netscape (specifically the former Actra division) all of which have announced or released products for Internet-based electronic commerce or Intranet requisitioning. The Company's potential competitors also include a number of successful client/server applications software companies, such as Baan, PeopleSoft, Vantive and SAP, and EDI solution vendors, including Sterling Commerce and General Electric Information Services ("GEIS").

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

  The Company believes that rapid implementation of software applications is critical to success in the Internet-based electronic commerce applications market. The Company has a limited history in implementing its products and there can be no assurance that the Company will be able to meet customer needs and expectations in this regard. Additional competitive factors affecting the market for the Company's services and software products include vendor and product reputation, architecture, functionality and features, ease of use, time-to-market, quality of support, product quality, performance and price. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technical change and competitors' innovations. Performance in these areas will, in turn, depend upon the Company's ability to attract and retain highly qualified technical and sales personnel in a competitive market for experienced and talented software developers, sales representatives and managers.

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

EMPLOYEES

  At December 31, 1997, CONNECT employed 93 people full time, 24 of whom were involved in sales and marketing, 31 were involved in services, 27 were involved in research and development and 11 were involved in finance and administration. The Company reduced its workforce by 20% in April 1997 in an effort to reduce operating expenses. The Company has not experienced any work stoppages and considers its employee relations to be good.

FACTORS AFFECTING FUTURE RESULTS AND FINANCIAL CONDITION-RISK FACTORS

  RECENT OPERATING RESULTS; ACCUMULATED DEFICIT AND ANTICIPATED FUTURE LOSSES. The Company's recent operating results have been lower than expected. Total revenues for the quarter ended December 31, 1997 and for the year ended December 31, 1997 were $2.3 million and $9.4 million, respectively, compared to revenues of $3.2 million and $10.2 million for the same periods in the prior year. In addition, the Company incurred net losses for the quarter ended December 31, 1997 and for the year ended December 31, 1997 of $3.1 million and $14.6 million, respectively, compared to net losses of $3.1 million and $16.1 million for the same periods in the prior year. The Company has not realized a profit in any year, and as of December 31, 1997 had an accumulated deficit of approximately $61.6 million. In 1997, 1996 and 1995, the Company experienced significant negative cash flow from operations. The Company has reduced its headcount from 144 at December 31, 1996 to 93 at December 31, 1997 as part of its efforts to reduce operating expenses. Although the reduction in headcount could help the Company meet its operating expense objectives, such reduction could adversely impact the Company's sales, marketing and product development efforts. The Company anticipates that operating expenses will continue to exceed revenues, resulting in continuing net losses and negative cash flow from operations for the foreseeable future. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in such operating expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will ever achieve or sustain profitability.

  POTENTIAL DILUTION TO STOCKHOLDERS. Each of the outstanding shares of Series A Preferred Stock of the Company is convertible at the option of the holder into that number of shares of Common Stock equal to the greater of (i) the quotient obtained by dividing $2.00, plus accumulated but unpaid dividends, by the conversion price (which initially is $10.00 per share and adjusts to $7.50 per share on December 15, 1999) or (ii) the quotient obtained by dividing $2.00, plus accumulated but unpaid dividends, by 80% (or 60% if the conversion occurs after December 15, 1999) of the average closing bid price for the 10 trading days prior to conversion. Existing stockholders could experience substantial dilution as a result of the conversion of the Series A Preferred Stock into shares of Common Stock.

   FUTURE CAPITAL NEEDS. The Company has incurred net losses and experienced significant negative cash flow from operations since inception. As of December 31, 1997, the Company had an accumulated deficit of approximately $61.6 million. Based upon its current operating plan, the Company believes it has adequate cash balances to fund its operations through at least December 31, 1998. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to continue its operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or other requirements, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

   FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced and expects to continue to experience significant fluctuations in quarterly operating results that may be caused by many factors including, among others, the number, timing and significance of product enhancements and new product announcements by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the length of the Company's sales cycle, market acceptance of and demand for the Company's products, the pace of development of electronic commerce conducted on the Internet, the mix of the Company's products sold, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, nonrenewal of service agreements, software defects and other product quality problems, the Company's ability to attract and retain key personnel, the extent of international sales, changes in the level of operating expenses and general economic conditions. The Company anticipates that a significant portion of its revenue will be derived from a limited number of orders placed by large corporations, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. The Company expects to recognize the majority of its license revenue in the last month of each quarter. As a result, any delay in delivery of products at the end of a quarter could materially adversely affect operating results for that quarter. Furthermore, the operating results of many software companies reflect seasonal trends, and the Company expects to be affected by such trends in the future.

   Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. Revenue is also difficult to forecast because the market for Internet-based packaged applications software is rapidly evolving and the Company's sales cycle may vary substantially from customer to customer. Further, the Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, as has occurred during 1997, results of operations are likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, the Company's operating results may fall below the expectations of securities analysts and investors, would could have a material adverse effect on the market price of the Company's Common Stock.

   RISKS ASSOCIATED WITH FAILURE TO MEET NASDAQ NATIONAL MARKET LISTING REQUIREMENTS. In November 1997, the Company was informed by The Nasdaq Stock Market, Inc. ("Nasdaq") that it did not meet the requirements for the continued listing of its Common Stock on The Nasdaq National Market. Specifically, Nasdaq's listing rules require the Company to maintain net tangible assets of at least $4 million (the "NTA Requirement"), as set forth in Rule 4450 of Nasdaq's Marketplace Rules (the "Rule"). The Company's net tangible assets were $2.4 million as of September 30, 1997. While the Company completed the sale and issuance of convertible notes (the "Notes") in November 1997, which increased the Company's cash assets by approximately $10 million, the Notes were considered as debt and, therefore, the Company's net tangible assets did not increase as a result of the transaction. In contrast, the Series A Preferred Stock is considered as equity for financial accounting purposes. As a result, the Company's net assets increased as a result of the exchange of the outstanding Notes for shares of Series A Preferred Stock in February 1998. Accordingly, the Company believes that it is in compliance with the NTA Requirement as of the date hereof. Nevertheless, in order for the Company to remain listed on The Nasdaq National Market, the Company must continue to meet the following Nasdaq continuing listing criteria on an ongoing basis in addition to the NTA Requirement: (i) nonaffiliates of the Company must hold at least 750,000 shares of Common Stock; (ii) nonaffiliates of the Company must hold at least $5 million of Common Stock (the "Float Requirement"); (iii) the Company must have at least 400 stockholders each holding at least 100 shares of Common Stock; (iv) the minimum bid price of the Common Stock must be at least $1.00 per share; and (v) the Company must have at least two market makers. There can be no assurance that the Company will be able to maintain compliance with the NTA Requirement or any such additional listing requirements. Recently, the minimum bid price of the Common Stock has been below $1.00 at certain times. In addition, the Company will only be deemed to be in compliance with the Float Requirement if the shares of Series A Preferred Stock held by nonaffiliates of the Company (which are convertible at the option of the holder into shares of Common Stock) are deemed to be included in the calculation of Common Stock held by nonaffiliates and the Company has not confirmed with Nasdaq that such inclusion is appropriate. Furthermore, the Company had net operating losses of $5.2 million, $3.2 million, $3.2 million and $3.1 million for the quarters ended March 31, June 30, September 30 and December 31, 1997, respectively. Continued significant losses by the Company would cause the Company's net tangible assets to decline below $4 million. As a result of any or a combination of these factors or the failure of the Company to satisfy any other requirements under the Rule, the Common Stock would likely be delisted from The Nasdaq National Market. The removal of the Common Stock from listing on The Nasdaq National Market most likely would have a material adverse effect on the market price of the Common Stock and on the ability of stockholders and investors to buy and sell shares of the Common Stock in the public markets.

   RECENT INTRODUCTION OF PRIMARY PRODUCTS; PRODUCT CONCENTRATION. Although the Company was founded in 1987, in 1995 it initiated a new business strategy focused on providing packaged software applications for Internet-based electronic commerce. Consequently, the Company is dependent upon the successful development, market acceptance and sales of OneServer, released in September 1995, OrderStream, released in June 1996, and PurchaseStream, released in December 1997. Accordingly, the Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. Such risks include a lack of acceptance of products and services by target customers, the development of equal or superior products or services by competitors, the failure of electronic commerce in general, and Internet-based electronic commerce in particular, to be broadly adopted, the inability of the Company to develop and enhance competitive products or to successfully commercialize any such products, and the inability of the Company to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks.

   As of December 31, 1997, CONNECT had licensed OneServer or OrderStream to 30 customers and had licensed PurchaseStream to two customers. The Company expects OneServer, OrderStream and PurchaseStream and related services to account for most of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of, or demand for OneServer, OrderStream and PurchaseStream, such as competition, technological change, failure of the market for Internet-based packaged applications to develop as the Company anticipates, lack of customer acceptance of OneServer, OrderStream and PurchaseStream, or failure of the Company to develop and introduce new and enhanced versions of OneServer, OrderStream and PurchaseStream on a timely basis, could have a material adverse effect on its business, operating results and financial condition. Further, if any of the Company's customers are not able to successfully develop and deploy electronic commerce applications with OneServer, OrderStream or PurchaseStream or for any other reason are not satisfied with its products or services, the Company's reputation could be damaged, which could have a material adverse effect on its business, operating results and financial condition.

    DEPENDENCE UPON PRODUCT DEVELOPMENT; RISKS OF TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS. The Company's success will depend upon its ability to develop new products and provide new services that meet changing customer requirements. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and customer requirements, emerging competition and frequent new product and service introductions. As a result, the Company may be required to change and improve its products in response to changes in operating systems, application and networking software, computer and communications hardware, programming tools and computer language technology. In particular, the Company's software operates on the HP-UX 10 and Sun Solaris 2.4/2.5 versions of the UNIX operating system. The Company plans to port its software to the Windows NT operating system from Microsoft Corporation ("Microsoft") in the future due to increasing adoption of Windows NT by the Company's potential customers. The Company has not begun the development work necessary to port its software to Windows NT. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, products ported to the Windows NT operating system or any other operating system. As a result, any shift in the market toward products running on operating systems other than UNIX, including Windows NT, before the Company offers versions of its software running on such operating systems, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company can successfully respond to changing technology, identify new product opportunities or develop and bring new products and services to market in a timely manner. The Company has in the past experienced delays in software development and there can be no assurance that the Company will not experience delays in connection with its current or future product development activities. Delays and difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's business, operating results and financial condition. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements and new services on a timely basis that are compatible with industry standards and that satisfy customer requirements would have a material adverse effect on the Company's business, operating results and financial condition.

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

   COMPETITION. The market for electronic commerce software is new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future. The Company competes with vendors of prepackaged electronic commerce software, vendors of software tools for developing electronic commerce applications, system integrators and providers of business application software. In addition, potential customers may elect to develop their own electronic commerce solutions. The Company's current competitors include Open Market, Inc., BroadVision, Inc., Ariba and CommerceOne, and the Company expects additional competition from other companies, including Microsoft, IBM/Lotus, Oracle Corporation ("Oracle"), Interworld and Netscape Communications, Inc. ("Netscape") (specifically, its former Actra division), all of which have announced or released products for Internet-based electronic commerce or intranet requisitioning. The Company's potential competitors also include a number of successful client/server applications software companies, such as Baan Company, PeopleSoft, Inc., Vantive Corporation and SAP AG, and electronic data interchange (EDI) solution vendors, including Sterling Commerce, Inc. and General Electric Information Services Corporation.

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

   The Company believes that rapid implementation of software applications is critical to success in the Internet-based electronic commerce applications market. The Company has a limited history in implementing its products, and there can be no assurance that the Company will be able to meet customer needs and expectations in this regard. Additional competitive factors affecting the market for the Company's services and software products include vendor and product reputation, architecture, functionality and features, ease of use, time-to-market, quality of support, product quality, performance and price. In order to succeed, the Company must respond promptly and effectively to the challenges of technical change and competitive innovations. Performance in these areas will, in turn, depend upon the Company's ability to attract and retain highly qualified technical and sales personnel in a highly competitive market.

   MANAGEMENT OF RAPIDLY CHANGING BUSINESS; DEPENDENCE ON KEY PERSONNEL. The Company's anticipated expansion of operations will place a significant strain on the Company's managerial, operational and financial resources. To manage this anticipated expansion, the Company must continue to implement and improve its operational and financial controls and systems and to expand, train and manage its employee base. Further, the Company will need to manage multiple relationships with various customers and other third parties. There can be no assurance that the Company will be able to implement on a timely basis the systems, procedures or controls required to support its operations or that will enable the Company to successfully market its products and services. The Company's future operating results will also depend on its ability to expand its sales and marketing organization, establish a distribution channel to penetrate different and broader markets and expand its support organization. If the Company is unable to respond effectively to changing business conditions, its business, operating results and financial condition would be materially adversely affected.

   The Company's performance depends substantially on the performance of its executive officers and key employees. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain its executive officers and other key technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

   UNCERTAIN ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR ELECTRONIC COMMERCE. The Company's future operating results depend upon the development and growth of the market for Internet-based packaged software applications, including electronic commerce applications. This market is new and rapidly evolving. The acceptance of electronic commerce in general and, in particular, the Internet as a sales, marketing and order capture medium are highly uncertain and subject to a number of risks. Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, quality of service and the effect of government regulation) remain unresolved and may impact the growth of the Internet. If widespread use of the Internet for commercial transactions does not develop or if the Internet does not develop as an effective sales, marketing and order capture medium, the Company's business, operating results and financial condition would be materially adversely affected.

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

   RISKS ASSOCIATED WITH COMPLEX SOFTWARE PRODUCTS; LENGTHY SALES AND IMPLEMENTATION CYCLES. The Company's products are complex and expensive and will generally involve significant investment decisions by prospective customers. Accordingly, the license of the Company's software products is often an executive-level decision by prospective customers and can be expected to require the Company to engage in a lengthy sales cycle to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by customers over an extended period of time. As a result, the Company's sales and customer implementation cycles are subject to a number of significant delays over which it has little or no control. The Company has limited experience with implementing its applications, and most of the Company's OneServer, OrderStream and PurchaseStream customers are at an early stage in the process of implementing the application and rolling it out for commercial use. The Company believes that rapid implementation is critical to success in the Internet-based electronic commerce applications market. Significant delays in implementation, whether or not such delays are within the Company's control, could materially adversely affect its business, operating results and financial condition. From time to time, the Company enters into fixed price arrangements for its implementation services and currently has three such arrangements. Fixed price arrangements have resulted in the past, and could in the future result in, losses primarily due to delays in the implementation process or other complexities associated with completion of the project. Such losses have had a material adverse effect on the Company's business, operating results and financial condition. In addition, delays in license transactions due to lengthy sales cycles or delays in customer production or deployment of a system could have a material adverse effect on the Company's business, operating results and financial condition and could be expected to cause the Company's operating results to vary significantly from quarter to quarter.

   The marketability and acceptance of OneServer, OrderStream and PurchaseStream also will be highly dependent on the success of initial implementations of these products by the Company's customers. Problems or delays experienced by the Company's initial customers in the installation and use of OneServer, OrderStream or PurchaseStream, even if such problems or delays are not attributable to the Company or its products, or a failure of the Company's customers to successfully attract purchasers to interactive commerce Web sites, could slow the rate of adoption of the Company's products by other potential customers. Moreover, products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. There can be no assurance that, despite testing by the Company, errors will not occur in current or new products after commencement of commercial shipments, resulting in adverse publicity, in loss of or delay in market acceptance, or in claims by the customer against the Company, which would have a material adverse effect on the Company's business, operating results and financial condition.

   DEPENDENCE UPON SERVICE PROVIDERS. The Company expects that its customers will typically rely on professional services organizations, such as consulting firms and systems integrators, as well as design firms to assist with implementation of the Company's products. If the Company is unable to adequately train a sufficient number of such firms or if for any reason a large number of such firms support or promote competing products or technologies, the Company's business, operating results and financial condition could be materially adversely affected. Many of these relationships are not subject to formal agreements and none of such providers are under any obligation to provide services to the Company or its customers. Failure of the Company to develop and maintain relationships with leading service providers and design firms could adversely impact the Company's ability to successfully market, sell and deploy its products, which would have a material adverse effect on the Company's business, operating results and financial condition.

   DEPENDENCE UPON CERTAIN LICENSES. The Company relies on certain technology that it licenses from third parties, including a relational database management system from Oracle, a text search engine from Fulcrum Technologies Inc. ("Fulcrum"), a web server from Netscape, encryption technology from RSA Data

Security, Inc. ("RSA") and other software that is integrated with internally developed software and used in the Company's software to perform key functions. Oracle also offers products that are competitive with those offered by the Company. There can be no assurance that the Company's third-party technology licenses will continue to be available to the Company on commercially reasonable terms, or at all. The loss or inability to maintain any of these technology licenses could result in delays in introduction of the Company's products and services until equivalent technology, if available, is identified, licensed and integrated, which could have a material adverse effect on the Company's business, operating results and financial condition.

   DEPENDENCE UPON THE INTERNET INFRASTRUCTURE. The use of the Company's products and services will depend in large part upon the continued development of the infrastructure for providing Internet access and services. Because global commerce and online exchange of information on the Internet is new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. The Internet has experienced, and is expected to continue to experience, substantial growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, or due to increased governmental regulation. Further, the costs of use of the Internet could increase to a degree which reduces its attraction as a platform for electronic commerce. As a result, there can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace for products and services such as those offered by the Company. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition would be materially adversely affected.

   RISKS ASSOCIATED WITH EXPANDING DISTRIBUTION. To date, the Company has sold its products through a direct sales force. The Company's ability to achieve revenue growth in the future will depend in large part upon its success in recruiting and training sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers, systems integrators and other third parties. Although the Company is currently investing, and plans to continue investing, significant resources to expand its sales force and to develop distribution relationships with third-party distributors and resellers, the Company may at times experience difficulty in recruiting qualified sales personnel and in establishing necessary third-party alliances. In addition, as the Company hires new sales personnel it is anticipated that there will be a delay before such personnel become productive. There can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels or that any such expansion will result in an increase in revenues. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

   RISKS ASSOCIATED WITH SECURITY, SYSTEM DISRUPTIONS AND COMPUTER INFRASTRUCTURE. Despite the implementation in the Company's products of various security mechanisms, the Company's products may be vulnerable to break-ins and similar disruptive problems caused by Internet users. The level of security provided by the Company's products is dependent upon the level of security selected by the Company's customers and the proper configuration and use of the products' security mechanisms. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of users of the Company's products, which may result in significant liability to the Company and may also deter potential customers. Persistent security problems continue to plague public and private data networks. Recent break-ins reported in the press and otherwise have included incidents involving hackers bypassing firewalls by posing as authorized computers and involving the theft of confidential information. Alleviating problems caused by third parties may require significant expenditures of capital and resources by the Company. Such expenditures could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace generally, and the Company's customer base and revenues in particular. There can be no assurance that the Company's attempts to limit its liability to customers, including liability arising from a failure of the security feature contained in the Company's products, through contractual provisions will be enforceable. The Company currently does not have product liability insurance to protect against these risks and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms, or at all.

   As part of the Company's services, the Company operates and manages online networks for certain of its customers on a seven day per week, 24-hour basis, and provides hosting for certain customers' OneServer, OrderStream and PurchaseStream applications. These services depend upon the Company's ability to protect the computer equipment and the information stored in its data center against damage that may be caused by fire, earthquakes, power loss, telecommunications failures, unauthorized entry and other similar events. Any such damage or failure that causes interruptions in the Company's operations could materially adversely affect the businesses of the Company's customers, which could expose the Company to liability for these adverse effects.

   DEPENDENCE UPON PROPRIETARY RIGHTS; RISKS OF INFRINGEMENT. The Company relies on trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company does not currently have any patents or pending patent applications. The Company believes that, due to the rapid pace of technological innovation for Internet products, the Company's ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel, new product developments, frequent product enhancements, and name recognition than upon the legal protections afforded its existing technology. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate. There can be no assurance that its agreements with employees, consultants and others who participate in the development of its software will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, there can be no assurance that the Company's efforts to protect its rights through trademark and copyright laws will not fail to prevent the development and design by others of products or technology similar to or competitive with those developed by the Company.

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

  POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Common Stock has been subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products and services by the Company or its competitors, and other events or factors. In addition, the stock market in recent years, and in particular the market for stocks relating to the Internet, has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology companies and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the Common Stock.

  GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The Telecommunications Reform Act of 1996 imposes criminal penalties on anyone who distributes obscene, lascivious or indecent communications on the Internet. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn adversely affect the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Further, due to the encryption technology contained in the Company's products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not delay the introduction of new products or limit the Company's ability to distribute products outside of the United States or electronically. While the Company intends to take precautions against unlawful exportation, the global nature of the Internet makes it difficult to effectively control the distribution of the Company's products. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology. Further, various countries regulate the import of certain encryption technology and have adopted laws relating to personal privacy issues which could limit the Company's ability to distribute products in those countries. Any such export or import restrictions, new legislation or regulation or government enforcement of existing regulations could have a material adverse impact on the Company's business, operating results and financial condition.

  CONTROL BY EXISTING SECURITY HOLDERS. As of February 28, 1998, the Company's officers and directors, together with entities affiliated with them, own approximately 41% of the outstanding Common Stock of the Company. Such persons will have sufficient power to significantly influence the outcome of many matters (including the election of directors, and any merger, consolidation or sale of all or substantially all of the Company's assets) submitted to the stockholders for approval. As a result, certain transactions are unlikely to be approved without the approval of these stockholders.

   ANTITAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS. The Board of Directors has the authority to issue up to 3.5 million shares of Preferred Stock (in addition to the 6.5 million shares designated as Series A Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. Except for up to 6.5 million shares of Series A Preferred Stock which were issued in connection with the Exchange and which in the future may be issued as dividends on the Series A Preferred Stock, the Company has no other present plans to issue shares of Preferred Stock. Further, certain provisions of the Company's charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock.

  SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of the Company's Common Stock in the public market or the anticipation of such sales could materially affect then prevailing market prices. The effect of such sales may be exacerbated further by the relatively low trading volume of the Company's Common Stock. The Securities and Exchange Commission has recently adopted changes to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), which changes became effective in April 1997. As a result of such changes, substantially all of the unregistered shares of the Company's Common Stock which are not already eligible for resale under Rule 144 or Rule 701 under the Securities Act are eligible for resale pursuant to Rule 144, subject in some cases to volume limitations and other requirements.

  YEAR 2000 COMPLIANCE. The Company has determined that it will need to modify or replace significant portions of its software so that its internal computer systems will function properly with respect to dates in the Year 2000 and beyond. The Company has initiated discussions with its significant suppliers and financial institutions, to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations would be affected in the event that such third parties fail to remediate Year 2000 issues.

  The Company's Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with suppliers and financial institutions are fully supported. While the Company believes its planning efforts are adequate to address Year 2000 concerns, there can be no assurance that the systems of third parties on which the Company's systems and operations rely will be converted on a timely basis. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial condition. There can be no assurance that a third party's failure to ensure Year 2000 compliance would not have an adverse effect on the Company.

  The Company believes that all of its existing products are Year 2000 compliant and new products are being designed to be Year 2000 compliant. Although products have undergone, and will undergo, the Company's normal quality testing procedures, there can be no assurance that the Company's products will contain all necessary date code changes.

ITEM 2. PROPERTIES

                                  FACILITIES

  The Company is headquartered in Mountain View, California, where it leases an aggregate of approximately 30,000 square feet of space which houses administrative, sales and marketing, customer service and product development activities. The Company's field operations occupy a leased facility in Oakbrook Terrace, Illinois. The Company believes that its existing facilities are adequate to meet current needs.


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

  During 1997, E-data did not pursue the patent infringement claim against the customer, and the claim was dismissed from Federal District Court in Connecticut on August 22, 1997.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended December 31, 1997.

ITEM 5. MARKET FOR THE COMPANY'S EQUITY AND RELATED STOCKHOLDER MATTERS

                   COMMON STOCK MARKET PRICES AND DIVIDENDS

  The Company's common stock is traded on the National Association of Securities Dealers Automated Quote system (NASDAQ). The Company's Nasdaq National Market symbol is "CNKT." The number of record holders of the Company's common stock as of February 26, 1998 was approximately 142.

  High and low stock prices and dividends since its initial public offering on August 15, 1996 were as follows (as adjusted to reflect the one-for-five reverse stock split effected in February 1998):


                              SALE PRICE
     QUARTER ENDED           HIGH     LOW    CASH DIVIDENDS DECLARED
     --------------------  --------  ------  -----------------------
     September 30, 1996    $ 33-3/4  25-5/8             None
     December 31, 1996     $     50  26-1/4             None
     March 31, 1997        $ 40-5/8  19-3/8             None
     June 30, 1997         $ 20-5/8   4-5/8             None
     September 30, 1997    $     15   7-1/2             None
     December 31, 1997     $10-5/16   2-1/2             None

The Company expects to continue its current policy of not paying cash dividends to holders of Common Stock for the foreseeable future.

                    RECENT SALES OF UNREGISTERED SECURITIES

  On November 18, 1997, the Company closed the private placement (the "Private Placement") of 250 Units, each such Unit consisting of one (1) convertible note (a "Note") in the principal amount of $40,000 and one (1) warrant (a "Warrant") to purchase 2,666 shares of Common Stock of the Company. The Units were priced at $40,000 per Unit, resulting in gross proceeds of approximately $10 million. Lehman Brothers, Inc. received a placement fee of 8% of gross proceeds (excluding proceeds from sales of up to $2,000,000 of Units to current stockholders of the Company) from the Private Placement for services rendered in connection with the Private Placement, 50% of which has been paid in cash and the balance of which has been paid in Units (consisting of 8 Units issued to LBI Holdings, an affiliate of Lehman Brothers, Inc.). The Company relied on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act"), which, among other things, provides an exemption from the registration requirements of the Act for sales to accredited investors (as defined by Rule 501(a) of Regulation D under the Act).

   In November 1997, the Company was informed by The Nasdaq Stock Market, Inc. ("Nasdaq") that it did not meet the requirements for the continued listing of its Common Stock on The Nasdaq National Market. Specifically, Nasdaq's listing rules require the Company to maintain net tangible assets of at least $4 million, and the Company's net tangible assets were $2.4 million as of September 30, 1997. While the Company completed the Private Placement in November 1997, which increased the Company's cash assets by approximately $10 million, the Notes are considered as debt and, therefore, the Company's net tangible assets did not increase as a result of the Private Placement.

   In order to achieve compliance with the foregoing listing requirements, on February 26, 1998, the Company and each holder of the Notes exchanged all of the Notes that had not been converted as of such date (which Notes had an aggregate principal amount of $9,744,250) for 4,905,209 shares of the Company's Series A Preferred Stock, plus accrued interest on such Notes (the "Exchange"). As a result, the Company's net tangible assets were increased and the Company believes that as of the date hereof it is currently in compliance with the Nasdaq net tangible assets requirements. Nevertheless, in order for the Company to remain listed on The Nasdaq National Market, the Company must continue to meet the following Nasdaq continuing listing criteria on an ongoing basis in addition to the NTA Requirement: (i) nonaffiliates of the Company must hold at least 750,000 shares of Common Stock; (ii) nonaffiliates of the Company must hold at least $5 million of Common Stock (the "Float Requirement"); (iii) the Company must have at least 400 stockholders each holding at least 100 shares of Common Stock; (iv) the minimum bid price of the Common Stock must be at least $1.00 per share; and (v) the Company must have at least two market makers. There can be no assurance that the Company will be able to maintain compliance with the NTA Requirement or any such additional listing requirements. Recently, the minimum bid price of the Common Stock has been below $1.00 at certain times. In addition, the Company will only be deemed to be in compliance with the Float Requirement if the shares of Series A Preferred Stock held by nonaffiliates of the Company (which are convertible at the option of the holder into shares of Common Stock) are deemed to be included in the calculation of Common Stock held by nonaffiliates and the Company has not confirmed with Nasdaq that such inclusion is appropriate. Furthermore, the Company had net operating losses of $5.2 million, $3.2 million, $3.2 million and $3.1 million for the quarters ended March 31, June 30, September 30 and December 31, 1997, respectively. Continued significant losses by the Company would cause the Company's net tangible assets to decline below $4 million. As a result of any or a combination of these factors or the failure of the Company to satisfy any other requirements under the Rule, the Common Stock would likely be delisted from The Nasdaq National Market. The removal of the Common Stock from listing on The Nasdaq National Market most likely would have a material adverse effect on the market price of the Common Stock and on the ability of stockholders and investors to buy and sell shares of the Common Stock in the public markets.

   Each share of Series A Preferred Stock issued in exchange for the Notes is convertible at the option of the holder into that number of shares of Common Stock equal to the greater of (i) the quotient obtained by dividing $2.00, plus accumulated but unpaid dividends, by the conversion price (which initially is $10.00 per share and shifts to $7.50 per share on December 15, 1999) or (ii) the quotient obtained by dividing $2.00, plus accumulated but unpaid dividends, by 80% (or 60% if the conversion occurs after December 15, 1999) of the average closing bid price for the 10 trading days prior to conversion. The initial conversion price will be subject to adjustment in the event of issuances of capital stock at a purchase price of less than $10.00 (other than issuances of Common Stock to employees, directors or consultants of the Company) and convertible securities with a conversion price of less than $10.00 per share, as well as stock splits, stock combinations and the like. For information regarding the rights, preferences and privileges of the Series A Preferred Stock, see the Company's Form 8-A/A, filed with the Securities and Exchange Commission on March 9, 1998.


TRANSFER AGENT AND REGISTRAR

  The Transfer Agent and Registrar for the Common Stock is U.S. Stock Transfer Corporation. Its telephone number is (800) 835-8778.

ITEM 6. SELECTED FINANCIAL DATA

                         SUMMARY FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    Years Ended December 31,
                                         ------------------------------------------------------------------------------
                                              1997            1996            1995            1994            1993
                                         --------------  --------------  --------------  --------------  --------------
Statement of Operations Data:
Revenue:
 License...............................       $  3,131        $  4,693        $    288         $ 1,627         $ 1,015
 Service...............................          6,231           5,487           8,285           6,345           2,847
                                              --------        --------        --------         -------         -------
  Total revenue........................       $  9,362        $ 10,180        $  8,573         $ 7,972         $ 3,862
Loss from operations(1)................       $(14,518)       $(16,358)       $(13,194)        $(1,540)        $(1,648)
Net loss(1)............................       $(14,585)       $(16,142)       $(14,139)        $(1,765)        $(1,921)
Pro forma net loss per share(2)........         $(3.85)         $(4.81)        $(15.57)
Shares used in computing pro forma
 Net loss per share(2).................          3,784           3,358             908
BALANCE SHEET DATA:
Cash and cash equivalents..............       $  9,644        $ 12,214        $ 12,929         $ 1,594         $    64
Working capital (deficit)..............       $  7,434        $ 10,344        $ 11,302         $(2,786)        $(1,045)
Total assets...........................       $ 15,364        $ 19,154        $ 18,063         $ 5,161         $ 1,743
Long-term debt.........................       $ 10,593        $    790        $  1,636         $ 1,167         $ 1,570
Stockholders' equity (deficit).........       $   (633)       $ 13,355        $ 13,318         $(1,538)        $(1,979)

(1) Includes a one-time expense of $4.1 million in the first quarter of 1995 from the Company's termination of exclusive distribution rights of its European distributor. See Note 10 of Notes to Financial Statements.
(2) See Note 1 of Notes to Financial Statements.


ITEM 7.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including, but not limited to those discussed in "Factors Affecting Future Results and Financial Condition-Risk Factors."

                                   OVERVIEW

  CONNECT designs, develops, markets and supports packaged application software for Internet-based electronic commerce. The Company was founded in 1987 to provide online information services to businesses. During the period 1987 through 1992, the Company's primary business was the operation and management of a private online service and the licensing of related client software. In 1993 and 1994, the Company also offered software for creation, access and operation of custom online systems. In late 1994, the Company began to shift its focus from providing online services to developing packaged software applications for Internet-based electronic commerce. During 1994 and 1995, the Company derived a significant portion of its revenue from contract software development projects (the "Development Projects") with two companies under which the Company retained ownership of the technology developed. These projects formed the foundation for the development of OneServer, the Company's core software application, which was commercially released in September 1995, and OrderStream, the first preconfigured implementation of OneServer, which was commercially released in June 1996. In the second quarter of 1997, the Company announced its newest product, PurchaseStream. The PurchaseStream application is an internet-based purchasing system that simplifies and streamlines acquisition of indirect goods and services. PurchaseStream became commercially available in December 1997.

  The Company transferred, effective December 31, 1997, its legacy online services business to a new company formed primarily by former CONNECT employees, thus allowing the Company to focus entirely on its electronic commerce applications software business. The online services business accounted for $1.7 million of revenue in 1997. As a result, the Company will be dependent solely on OrderStream and PurchaseStream products and related services for revenue in fiscal 1998, and the Company's past results of operations should not be relied upon as indicative of future results.

  The Company derives revenue from software license fees and services. License fees primarily consist of revenue from licenses of the Company's application software. Service revenue consists of fees from implementation (including customization of licensed software), training, maintenance and support, contract software development projects, and system hosting and online services. License revenue is recognized on shipment of the application software provided there are no significant remaining obligations and collectability is deemed probable by management. License fees under contracts requiring significant implementation, including customization, of licensed application software are recognized on a percentage-of-completion basis. Revenue from implementation services is recognized as the services are performed.

  The Company also enters into maintenance agreements in connection with licenses of its application software under which revenue is recognized ratably over the term of the agreement, generally one year. Usage fees related to the Company's training, system-hosting services, private online services and consulting services are recognized as the services are performed. Additionally, service revenue from contract software development projects, in which the Company develops specific technology for its customers, has been recognized on a percentage-of-completion basis.

  The Company has incurred net losses in each fiscal year since inception and, as of December 31, 1997, had an accumulated deficit of $61.6 million. The Company's operating expenses increased in 1995 and 1996 as the Company made investments related to the development and introduction of OneServer, OrderStream and PurchaseStream. To date, all research and development costs have been expensed as incurred and have not been capitalized because capitalizable costs have not been material. The Company does not anticipate significant increases in operating expenses during the 1998 fiscal year as compared to 1997. The market for Internet-based electronic commerce continues to evolve. The combination of an evolving market and the Company's dependence on a relatively small number of large value transactions have created additional complexities in forecasting revenues and, therefore, staffing requirements. Because of these conditions, and the Company's limited resources, the Company has focused on controlling expenses and staff growth until a clearer picture of market demands, and its abilities to meet them, exist.

  The Company's prospects are dependent upon the successful acceptance of OrderStream and PurchaseStream by the market, and must be evaluated in light of the risks and uncertainties frequently encountered by companies dependent upon such early stage products. In addition, the Company's markets are new and rapidly evolving, which heightens these risks and uncertainties. To address these risks, the Company must, among other things, successfully implement its marketing strategy, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks.

                             RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of total revenue, items from the Company's statements of operations for the periods indicated.


                                                                                    Years Ended December 31,
                                                                           ------------------------------------------
                                                                               1997          1996           1995
                                                                           ------------  -------------  -------------
Revenue:
 License.................................................................           33%            46%             3%
 Service.................................................................           67             54             97
                                                                                 -----          -----          -----
  Total revenue..........................................................          100            100            100
Cost of revenue:
 License.................................................................            8              8              2
 Service.................................................................           89             81             63
                                                                                 -----          -----          -----
  Total cost of revenue..................................................           97             89             65
Operating expenses:
 Research and development................................................           53             46             56
 Sales and marketing.....................................................           77            103             47
 General and administrative..............................................           28             23             39
 Termination of distribution rights......................................           --             --             47
                                                                                 -----          -----          -----
  Total operating expenses...............................................          158            172            189
                                                                                 -----          -----          -----
Loss from operations.....................................................         (155)          (161)          (154)
Other income (expense)...................................................           (1)             2            (11)
                                                                                 -----          -----          -----

Loss before income taxes.................................................         (156)          (159)          (165)
Provision (benefit) for income taxes.....................................           --             --             --
                                                                                 -----          -----          -----
Net loss.................................................................        (156)%         (159)%         (165)%
                                                                                 =====          =====          =====
Gross margin:
 License.................................................................           76%            83%            51%
 Service.................................................................         (33)%          (51)%            34%


 Revenue

  License. License revenue was $3.1 million in 1997, $4.7 million in 1996, and $287,000 in 1995. The decrease in 1997 from 1996 resulted from lower unit sales associated with increased length of sales cycles The increase in 1996 from 1995 results from fees from licenses of the Company's OneServer and OrderStream application software which were first licensed in the fourth quarter of 1995 and in the second quarter of 1996, respectively.

  Service. Service revenue was $6.2 million in 1997, $5.5 million in 1996, and $8.3 million in 1995. The increase in 1997 from 1996 resulted from completion of fixed price contracts early in 1997, allowing more effective utilization of staff and outside consultants. Service revenue in 1996 was lower than 1995 primarily due to the completion of contract software development projects. The Company expects in the future that service revenue will decline as a percentage of total revenue due to the Company's focus on licensing OrderStream and PurchaseStream.

 Costs of Revenue

  Cost of License. Cost of license revenue includes sub-license fees and expenses relating to product media, duplication and manuals. Cost of license revenue was $753,000 in 1997, $790,000 in 1996 and $140,000 in 1995,
representing 24%, 17% and 49% of license revenue, respectively. The slight decrease in 1997 from 1996 is due to decreasing license revenue. The increase in cost in 1996 from 1995 is primarily related to the costs of documentation and third party royalties on the sale of OneServer and OrderStream.

  Cost of Service. Cost of service revenue consists of costs of implementation services including fees of third-party contract developers and Company personnel costs; training and customer support costs for OneServer; costs associated with contract software development projects; and telecommunications, personnel costs and depreciation related to hosting services and the operation of the Company's private online service. Cost of service revenue was $8.3 million in 1997, $8.3 million in 1996 and $5.5 million in 1995. Cost of services as a percentage of service revenue was 133%, 151% and 66% for 1997, 1996 and 1995, respectively.
In 1997 and 1996, the cost of service percentage was negatively impacted by costs incurred in connection with certain fixed price contracts. The charges related to fixed price contracts were due to implementation costs which exceeded the implementation fees due under the agreements.

  Operating Expenses

  Research and Development. Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses were $5 million in 1997, $4.7 million in 1996 and $4.8 million in 1995. Research and development expenses, as a percentage of total revenue were 53%, 46% and 56% in 1997, 1996, and 1995 respectively. The increase in 1997 from 1996 is attributable to increased use of outside contractors, primarily in Malaysia, to assist in the development efforts for the Company's PurchaseStream product. The slight decrease in 1996 from 1995 in total dollars and as a percentage of total revenue was attributable to relatively consistent staffing and associated support costs of software engineers required to expand and enhance the Company's product line, including development of OneServer and OrderStream. The Company expects research and development expense in 1998 to remain relatively similar to 1997 levels.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, and travel, marketing and promotional expenses. Sales and marketing expenses were $7.2 million in 1997, $10.4 million in 1996 and $4.0 million in 1995, representing 77%, 103% and 47% of revenue, respectively. The decrease in 1997 from 1996 was attributable to decreased staffing and reduced marketing expenditures. The increase in sales and marketing expenses from 1995 to 1996 was attributable to building a direct sales force and increasing marketing and promotional activities directed at developing the Company's position in the emerging Internet-based packaged application software market. Prior to 1996, a large portion of the Company's revenue was generated without any related commission expense as such revenue was largely comprised of non-commissioned services. This changed in 1996 with the growth of the commissioned sales force.

  General and Administrative. General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses were $2.6 million in 1997, $2.4 million in 1996 and $3.3 million in 1995, representing 28%, 23% and 39% of revenue, respectively. The increase in 1997 from 1996 in total dollars and as a percentage of revenue resulted from increased costs associated with being a public company. The decrease in 1996 from 1995 in total dollars and as a percentage of revenue resulted from lower professional service fees. The Company expects 1998 general and administrative expenses to remain relatively constant in absolute dollars with general and administrative expenses in 1997.

  Termination of Distribution Rights. The Company incurred a charge to operations of $4.1 million in 1995 related to its termination of exclusive European distribution rights of its former European distributor. The distributor had acquired exclusive rights for distributing certain of the Company's software and services in Europe. The Company negotiated the termination of the distributor's rights primarily because the distributor was not performing to the Company's standards and the Company wanted to reestablish control over its European distribution channel.

 Other Income (Expense)

  Other income (expense) consists primarily of interest expense and interest income. Interest expense, which results principally from interest incurred under notes payable and capital lease obligations, was $414,000 in 1997, $331,000 in 1996, and $1.0 million in 1995. Interest expense increased in 1997 from 1996 due to interest associated with the convertible notes issued in November, 1997. Interest expense decreased in 1996 from 1995 due to reduction in obligations associated with capital leases. Interest income and other, principally represents interest earned on cash balances, was $347,000 in 1997, $547,000 in 1996, and $32,000 in
1995. The decrease in 1997 interest income is due to lower average cash balances over prior years. The increase in interest income in 1996 is attributable to the earnings on cash balances from the December 1995 private financing and the 1996 initial public offering of the Company's common stock.

 Year 2000 Compliance

  The Company has determined that it will need to modify or replace significant portions of its software so that its internal computer systems will function properly with respect to dates in the Year 2000 and beyond. The Company has initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations would be affected in the event that such third parties fail to remediate Year 2000 issues.

  The Company's Year 2000 initiative is being managed by a team of internal staff. The activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with suppliers and financial institutions are fully supported. While the Company believes its planning efforts are adequate to address Year 2000 concerns, there can be no assurance that the systems of third parties on which the Company's systems and operations rely will be converted on a timely basis. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial condition. There can be no assurance that another company's failure to ensure year 2000 capability would not have an adverse effect on the Company.

  The Company believes that all of its existing products are Year 2000 compliant and new products are being designed to be Year 2000 compliant. Although products have undergone, and will undergo, the Company's normal quality testing procedures, there can be no assurance that the Company's products will contain all necessary date code changes.


                        LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations to date primarily through the private and public sale of debt and equity securities and the use of capitalized leases for equipment financing. The Company had working capital of $7.4 million at December 31, 1997.

  During 1997, 1996 and 1995, net cash used in operating activities was $12.9 million, $14.0 million and $14.9 million, respectively, primarily due to net losses incurred by the Company.

  During 1997, 1996 and 1995 the Company used $540,000, $2.0 million and $1.8 million, respectively, in investing activities, as a result of the purchase of property and equipment. Net cash provided by financing activities in 1997, 1996 and 1995 was $10.9 million, $15.3 million and $28.0 million, respectively. Net cash provided by financing activities in 1997 resulted primarily from net proceeds of $9.7 million related to convertible notes issued in November 1997 and $1.7 million of proceeds from the notes payable secured by specific unencumbered equipment. Net cash provided by financing activities in 1996 resulted primarily from net proceeds of $12.1 million from the Company's initial public offering of its common stock in August 1996, and net proceeds of $3.9 million from the issuance of preferred stock. Net cash provided by financing activities in 1995 resulted primarily from the Company's private equity financing in December 1995.

  The Company has incurred net losses and experienced significant negative cash flow from operations since inception. As of December 31, 1997, the Company had an accumulated deficit of approximately $61.6 million. Based upon its current operating plan, the Company believes it has adequate cash balances to fund its operations through at least December 31, 1998. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to continue its operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or other requirements, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 CONNECT, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          -----
Report of Ernst & Young LLP, Independent Auditors.......................................................     27

Balance Sheets..........................................................................................     28

Statements of Operations................................................................................     29

Statements of Stockholders' Equity (Deficit)............................................................     30

Statements of Cash Flows................................................................................     31

Notes to Financial Statements...........................................................................     32

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
CONNECT, Inc.

  We have audited the accompanying balance sheets of CONNECT, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CONNECT, Inc., at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP


San Jose, California
January 27, 1998
except for Note 14 as to which, the date is February 26, 1998

                                 CONNECT, INC.

                                BALANCE SHEETS

                                                                                                        December 31,
                                                                                            -------------------------------------
                                                                                                   1997               1996
                                                                                            ------------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents...............................................................       $  9,643,883       $ 12,214,042
  Accounts receivable, less allowances for doubtful accounts of $642,270 at
    December 31, 1997 and $222,000 at December 31, 1996...................................          2,298,759          2,533,890
  Prepaid expenses and other current assets...............................................            894,786            605,682
                                                                                                 ------------       ------------
Total current assets......................................................................         12,837,428         15,353,614
Property and equipment, net...............................................................          2,442,059          3,646,809
Deposits and other assets.................................................................             84,444            153,974
                                                                                                 ------------       ------------
        Total assets......................................................................       $ 15,363,931       $ 19,154,397
                                                                                                 ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable...........................................................................       $    619,921       $     61,456
  Accounts payable........................................................................          1,279,284          1,688,280
  Accrued payroll and related expenses....................................................            608,516            941,029
  Other accrued liabilities...............................................................          1,588,264          1,321,270
  Deferred revenue........................................................................            681,540            189,142
  Current portion of extended vendor liabilities..........................................            271,694            260,458
  Obligations under capital leases........................................................            354,460            547,786
                                                                                                 ------------       ------------
Total current liabilities.................................................................          5,403,679          5,009,421

        Notes payable.....................................................................            713,053              9,066
        Long-term portion of extended vendor liabilities..................................            223,512            417,433
        Long-term obligations under capital leases........................................              2,119            363,672
        Convertible notes.................................................................          9,654,158                ---

Commitments and contingencies

Stockholders' equity (deficit):
         Preferred Stock:
            Authorized shares--10,000,000.  Issued and outstanding shares--none.                          ---                ---
  Common Stock: $.001 par value.  Authorized shares--40,000,000.
    Issued and outstanding shares--3,827,806 at December 31, 1997
     and 3,706,294 at December 31, 1996...................................................             19,139             18,531
  Additional paid-in capital..............................................................         61,001,741         60,448,304
  Deferred compensation...................................................................            (96,055)          (139,411)
  Accumulated deficit.....................................................................        (61,557,415)       (46,972,619)
                                                                                                 ------------       ------------
Total stockholders' equity (deficit)......................................................           (632,590)        13,354,805
                                                                                                 ------------       ------------
Total liabilities and stockholders' equity (deficit)......................................       $ 15,363,931       $ 19,154,397
                                                                                                 ============       ============

                            See accompanying notes.

                                 CONNECT, INC.

                           STATEMENTS OF OPERATIONS

                                                                                Years Ended December 31,
                                                                 -------------------------------------------------------
                                                                      1997              1996                1995
                                                                 ---------------  -----------------  -------------------
Revenue:
  License......................................................    $  3,130,942       $  4,693,068         $    287,471
  Service......................................................       6,231,496          5,486,720            8,285,427
                                                                   ------------       ------------         ------------
    Total revenue..............................................       9,362,438         10,179,788            8,572,898
Cost of revenue:
  License......................................................         752,793            790,652              139,961
  Service......................................................       8,311,870          8,277,358            5,451,893
                                                                   ------------       ------------         ------------
    Total cost of revenue......................................       9,064,663          9,068,010            5,591,854
Operating expenses:
  Research and development.....................................       4,990,156          4,652,633            4,810,166
  Sales and marketing..........................................       7,194,058         10,444,510            3,978,361
  General and administrative...................................       2,632,027          2,372,702            3,329,400
  Termination of distribution rights...........................              --                 --            4,057,292
                                                                   ------------       ------------         ------------
    Total operating expenses...................................      14,816,241         17,469,845           16,175,219
Loss from operations...........................................     (14,518,466)       (16,358,067)         (13,194,175)
Interest expense...............................................        (413,788)          (330,913)          (1,002,761)
Interest income and other income
  (expense), net...............................................         347,458            546,940               32,005
                                                                 --------------       ------------         ------------
Loss before income taxes.......................................     (14,584,796)       (16,142,040)         (14,164,931)
Provision (benefit) for income taxes...........................              --                 --              (26,000)
                                                                   ------------       ------------         ------------
Net loss.......................................................    $(14,584,796)      $(16,142,040)        $(14,138,931)
                                                                   ============       ============         ============

Pro forma basic and diluted net loss per share.................          $(3.85)            $(4.81)             $(15.57)
                                                                   ============       ============         ============
Weighted average common shares outstanding.....................       3,783,881          3,357,833              908,088
                                                                   ============       ============         ============




                            See accompanying notes.

                                 CONNECT, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                       CONVERTIBLE
                                     PREFERRED STOCK             COMMON STOCK                                         TOTAL
                                --------------------------  ----------------------    DEFERRED      ACCUMULATED    STOCKHOLDERS'
                                  SHARES        AMOUNT       SHARES      AMOUNT     COMPENSATION      DEFICIT     EQUITY (DEFICIT)
                                -----------  -------------  ---------  -----------  -------------  -------------  ----------------
Balance at December 31, 1994  ..   629,693   $  8,059,888      73,997  $ 7,093,557     $      --   $(16,691,648)     $ (1,538,203)
Conversion of notes payable to
 stockholders and accrued
 interest for Series D
 preferred stock  ..............    11,764        152,933          --           --            --             --           152,933
Termination of distribution
 rights settled in Series
 E preferred stock  ............    35,000      1,417,500          --           --            --             --         1,417,500
Issuance of Series F preferred
 stock for cash and notes,
 net of issuance  costs
 of $917,888  .................. 2,146,123     27,410,938          --           --            --             --        27,410,938
Exercise of employee
 stock options and other  ......        --             --       5,728       13,917            --             --            13,917
Net loss  ......................        --             --          --           --            --    (14,138,931)      (14,138,931)
                                ----------   ------------   ---------  -----------     ---------   ------------      ------------
Balance at December 31, 1995  .. 2,822,580     37,041,259      79,725    7,107,474            --    (30,830,579)       13,318,154
Issuance of Series F preferred
 stock for cash  ...............    72,000        937,849          --           --            --             --           937,849
Issuance of Series G preferred
 stock for cash  ...............    54,550      2,963,532          --           --            --             --         2,963,532
Issuance of common stock
 in connection with initial
 public offering  ..............        --             --     480,000   12,130,474            --             --        12,130,474

Conversion of preferred to
 common stock...................(2,949,130)   (40,942,640)  3,100,661   40,942,640            --             --                --
Exercise of warrants............        --             --      21,296        3,970            --             --             3,970
Exercise of employee stock
 options and other, net of
 repurchases....................        --             --      24,612      112,844            --             --           112,844
Deferred compensation related
 to grant of stock options  ....        --             --          --      169,433      (169,433)            --                --
Amortization of deferred
  compensation..................        --             --          --           --        30,022             --            30,022
Net loss  ......................        --             --          --           --            --    (16,142,040)      (16,142,040)
                                ----------   ------------   ---------  -----------     ---------   ------------      ------------
Balance at December 31, 1996  ..        --             --   3,706,294   60,466,835      (139,411)   (46,972,619)       13,354,805
Exercise of employee stock
 options net of repurchases.....        --             --     100,440      204,780            --             --           204,780
Issuance of common stock under
 Employee Stock Purchase Plan...        --             --      21,072      349,265            --             --           349,265

Amortization of deferred
  compensation..................        --             --          --           --        43,356             --            43,356
Net loss  ......................        --             --          --           --            --    (14,584,796)      (14,584,796)
                                ----------   ------------   ---------  -----------     ---------   ------------      ------------
Balance at December 31, 1997  ..        --   $         --   3,827,806  $61,020,880     $ (96,055)  $(61,557,415)     $   (632,590)
                                ==========   ============   =========  ===========     =========   ============      ============



                            See accompanying notes.

                                 CONNECT, INC.

                           STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                  ---------------------------------------------------
                                                                        1997              1996             1995
                                                                  ----------------  ----------------  ---------------
Operating activities
Net loss........................................................     $(14,584,796)     $(16,142,040)    $(14,138,931)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization.................................        1,744,535         1,674,757          987,829
  Amortization of deferred compensation.........................           43,356            30,022               --
  Termination of distribution rights settled in Series E
    preferred stock.............................................               --                --        1,417,500
  Deferred income tax...........................................               --                --           77,000
  Changes in operating assets and liabilities:
     Accounts receivable........................................          235,131        (1,524,266)        (280,679)
     Prepaid expenses and other current assets..................         (289,104)         (133,863)        (124,503)
     Deposits and other assets..................................           69,530           235,171         (215,882)
     Accounts payable, accrued payroll and related
       expenses, other accrued liabilities, and extended
       vendor liabilities.......................................         (657,200)        2,084,220          (52,153)
     Deferred revenue...........................................          492,398          (233,842)      (2,562,834)
                                                                     ------------      ------------     ------------
Net cash used in operating activities...........................      (12,946,150)      (14,009,841)     (14,892,653)

INVESTING ACTIVITIES
Purchases of property and equipment.............................         (539,785)       (2,044,533)      (1,772,591)

FINANCING ACTIVITIES

Proceeds from sale and leaseback of equipment...................               --                --        1,197,393
Proceeds from issuance of common stock..........................          554,045        12,247,288           13,917
Net proceeds from issuance of preferred stock...................               --         3,901,381       27,410,938
Net proceeds from issuance of convertible debentures............        9,654,158                --               --
Proceeds from issuance of notes payable.........................        1,748,640                --          133,534
Repayment of principal on notes payable.........................         (486,188)         (191,425)        (180,974)
Repayment of principal under capital lease obligations..........         (554,879)         (617,739)        (574,524)
                                                                      -----------       -----------      -----------
 Net cash provided by financing activities......................       10,915,776        15,339,505       28,000,284
                                                                      -----------       -----------      -----------
 Net increase (decrease) in cash and cash equivalents...........       (2,570,159)         (714,869)      11,335,040
 Cash and cash equivalents at beginning of period...............       12,214,042        12,928,911        1,593,871
                                                                      -----------       -----------      -----------
 Cash and cash equivalents at end of period.....................      $ 9,643,883       $12,214,042      $12,928,911
                                                                      ===========       ===========      ===========

Supplemental disclosure of cash flow information
Cash paid for interest..........................................      $   284,925       $   328,448      $   373,948

Supplemental noncash investing and financing information
Notes payable to stockholders, including $26,583 of accrued
 interest, converted into Series D preferred stock..............  $        --       $          --        $   152,933

Capital lease obligations incurred..............................  $        --           $    14,003      $   332,084

                                 CONNECT, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. ORGANIZATION

   CONNECT (the "Company") designs, develops, markets and supports packaged application software for Internet-based electronic commerce. The Company was founded in 1987 to provide online information services to businesses. During the period 1987 through 1992, the Company's primary business was the operation and management of a private online service and the licensing of related client software. In 1993 and 1994, the Company also offered software for creation, access and operation of custom online systems. In late 1994, the Company began to shift its focus from providing online services to developing packaged software applications for Internet-based interactive commerce. During 1994 and 1995, the Company derived a significant portion of its revenue from contract software development projects with two companies under which the Company retained ownership of the technology developed. These projects formed the foundation for the development of OneServer, the Company's core software application, which was commercially released in September 1995, and OrderStream, the first preconfigured implementation of OneServer, which was commercially released in June 1996.

  For the years ended December 31, 1997, 1996 and 1995, the Company derived 83%, 75% and 5%, respectively, of its revenues from its OneServer, OrderStream and PurchaseStream products. The remaining revenue was derived from the Company's online products and services. The Company transferred, effective December 31, 1997, the online services business to a new company formed primarily by former CONNECT employees, thus allowing the Company to focus entirely on its electronic commerce applications software business. The Company did not receive any consideration upon consummation of this transaction; however, the Company will receive future royalty payments based upon revenue levels achieved by the new company.

  The Company has incurred net losses and experienced significant negative cash flow from operations since inception. As of December 31, 1997, the Company had an accumulated deficit of approximately $61.6 million. Based upon its current operating plan, the Company believes it has adequate cash and investment balances to fund its operations through December 31, 1998. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to continue its operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or other requirements, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

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

Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity (at the date of purchase) of three months or less to be cash equivalents. The Company has classified all investments in debt securities as available-for-sale. Available-for-sale securities are carried at amounts which approximate fair value. Unrealized gains and losses, if

                                 CONNECT, INC.

                               DECEMBER 31, 1997


material, are reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income and other, net.

  All of the Company's available-for-sale securities mature in three months or less and are included in cash and cash equivalents. Available for sale securities at December 31, 1997 and 1996 totaled $4,982,813 and $8,935,132, respectively, and are comprised of U.S. government obligations and commercial paper. At December 31, 1997 and 1996, gross unrealized gains and losses were not significant. There were no gross realized gains or losses on available-for-sale securities for 1997, 1996, and 1995.

Property and Equipment

  Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the improvements.

  Property and equipment consisted of the following:

                                                                                                         December 31,
                                                                                                    -----------------------
                                                                                                       1997         1996
                                                                                                    -----------  ----------
   Computer equipment.............................................................................   $3,998,709  $3,523,022
   Equipment under capital leases.................................................................    2,255,069   2,307,869
   Furniture and fixtures.........................................................................      314,842     225,521
   Leasehold improvements.........................................................................     655,842     619,331
                                                                                                    ----------  ----------
                                                                                                     7,224,462   6,675,743
   Accumulated depreciation and amortization......................................................   4,782,403   3,028,934
                                                                                                    ----------  ----------
                                                                                                    $2,442,059  $3,646,809
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

                                 CONNECT, INC.

                               DECEMBER 31, 1997


  The Company also enters into maintenance agreements in connection with licenses of its application software under which revenue is recognized ratably over the term of the agreement, generally one year. Usage fees related to the Company's private online services, system-hosting services, training and other consulting services are recognized as the services are performed.

  Revenue from contract software development projects, in which the Company developed specific technology for its customers, has been recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs.

Deferred Revenue

  Deferred revenue includes cash collections in excess of revenue recognized on development arrangements, deferred maintenance, and other payments received in advance of services to be performed.

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

Advertising and Promotion Costs

  The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $800,000, $1,064,000, and $372,000 in 1997, 1996, and 1995, respectively.

Net Loss Per Share

   In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Unlike primary net income (loss) per share, basic net income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income
(loss) per share is very similar to the previously reported fully diluted net income (loss) per share. Diluted net loss per share excludes the effect of outstanding stock options and warrants because it is antidilutive.

   In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"). Under SAB 98, certain shares of convertible preferred stock, options, and warrants to purchase common stock, issued at prices substantially below the per share price sold in the Company's initial public offering in August 1996, previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletin Nos. 55, 64, and 83 are now excluded from the computation. Basic and diluted net loss per share for the years ended December 31, 1996 and 1995 have been retroactively restated to apply the requirements of SAB 98 and FAS 128.

                                 CONNECT, INC.

                               DECEMBER 31, 1997


Per share information calculated on the above noted basis is as follows:

                                                     Year ended December 31,
                                                     -----------------------
                                                     1997     1996      1995
                                                     ----     ----      ----
                                                      (in thousands, except
                                                        per share amounts)

Basic and diluted restated net
loss per share under FAS 128
and SAB 98                                         $(3.85)  $(11.06)  $(186.04)

Shares used in computing
net loss per share                                  3,784     1,460         76


Pro Forma Net Loss Per Share

  The pro forma basic and diluted net loss per share as shown in the statement of operations gives effect, even if antidilutive, to common equivalent shares from convertible preferred stock that were automatically converted to common stock upon the closing of the Company's initial public offering, using the if converted method.

Stock-Based Compensation

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company adopted FAS123 in 1996. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and has adopted the "disclosure only" alternative described in FAS 123.

Recent Pronouncements

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supercedes SOP 91-1. The Company will be required to adopt this standard in the first quarter of fiscal 1998. Restatement of prior financial statements is prohibited. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level and detailed implementation guidelines have not yet been issued. Accordingly, the Company is uncertain as to the effect of SOP 97-2 on its existing revenue recognition practices.

  The Company intends to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131") in 1998. Both will require additional disclosure but will not have a material effect on the Company's financial position or results of operations. FAS 130 will first be reflected in the Company's first quarter of 1998 interim financial statements. Components of comprehensive income include items such as net income and changes in unrealized gain or loss on available-for-sale securities. FAS 131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. FAS 131 will first be reflected in the Company's 1998 financial statements.


3.  CONVERTIBLE NOTES

  In November 1997, the Company completed a private placement of 258 Units, each unit consisting of one convertible note (each a "Note") in the principal amount of $40,000 and one warrant to purchase 2,667 shares of

                                 CONNECT, INC.

                               DECEMBER 31, 1997


Common Stock of the Company. The Units were priced at $40,000 per Unit, and net proceeds were approximately $9.7 million.

  Each Note accrues interest at a rate of 5% per annum and is convertible at the option of the holder into shares of the Company's Common Stock at a price per share equal to the lesser of (i) $2.00 or (ii) 80% of the average closing bid price of the Company's Common Stock during the 10 trading days prior to conversion. Interest is payable quarterly and may be paid, at the option of the Company, either in cash or in additional notes with one-year maturities and principal amounts equal to the interest then due. Each warrant is exercisable at any time within three years after the date of issuance, at a price of $2.50 per share.

  The Company entered into exchange agreements with each holder of the Notes, pursuant to which such holders agreed to exchange all of the outstanding Notes, with an aggregate principal amount of $10.3 million, for shares of the Company's Series A Preferred Stock at an exchange rate equal to one share of Series A Preferred Stock for each $2.00 of principal amount under the Notes, plus accrued interest. (See Note 14)


4. NOTES PAYABLE

  At December 31, 1997 the Company has a series of notes payable totaling $1,332,974 of which $619,921 is due within a year.

  Unsecured notes totaling $12,931 bear interest at 11% and are due in monthly payments through March 1, 1998. Notes totaling $1,320,043 bear interest at 8.5%, are due in monthly payments through May 1, 2000, and are secured by equipment, furniture and fixtures.

5. EXTENDED VENDOR LIABILITIES

  In April 1994, the Company terminated its service and license agreement with a vendor, resulting in a reduction of $253,656 in extended vendor liabilities. In addition, the repayment terms for certain amounts due the vendor were extended from three to five years. Beginning in December 1994, the total liability due the vendor of $1,000,000 became due in monthly installments, plus interest, at an annual rate of 6% through November 1999.

  Principal payments due as of December 31, 1997 relating to the above agreements are as follows:

   1998.......................................................................................      $271,694
   1999.......................................................................................      $223,512
                                                                                                    --------
                                                                                                    $495,206
                                                                                                    ========

                                 CONNECT, INC.

                               DECEMBER 31, 1997



6. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The lease agreement for the Company's primary facility expires December 9, 1999. At December 31, 1997, the future minimum lease payments related to operating lease agreements are as follows:

   1998........................................................................................     $  426,437
   1999........................................................................................        400,924
   2000........................................................................................         95,583
   2001........................................................................................         98,451
                                                                                                    ----------
                                                                                                    $1,021,395
                                                                                                    ==========

  Rental expense for 1997, 1996 and 1995, was $446,125, $290,690, $317,690,
respectively.

 Capital Leases

  The Company leases certain equipment under capital leases having terms of 36 to 42 months. Accumulated amortization on these assets was $1,560,402 and $1,196,394 at December 31, 1997 and 1996, respectively.

  The following is a schedule by year of future minimum lease payments under capital leases as of
December 31, 1997:

   1998........................................................................................       $380,313
   1999........................................................................................          2,187
                                                                                                      --------
   Total minimum lease payments................................................................        382,500
   Amount representing interest................................................................         25,921
                                                                                                      --------
                                                                                                       356,579
   Less current portion........................................................................        354,460
                                                                                                      --------
                                                                                                      $  2,119
                                                                                                      ========

Contingencies

  On March 25, 1996, one of the Company's licensees of OneServer (the "Customer") was sued, along with 21 other defendants in the Federal District Court in Connecticut, by E-data Corporation ("E-data"), in which E-data alleged that each defendant was infringing E-data's U.S. patent in connection with electronic distribution of images on the Internet. In 1997, E-data did not pursue the patent infringement claim against the Customer, and the claim was dismissed from Federal District Court in Connecticut on August 22, 1997.

7. EMPLOYEE BENEFIT PLAN

  The Company maintains an employee savings plan for all of its full-time employees that qualifies under Section 401(k) of the Internal Revenue Code (the "Code"). The plan allows employees to make specified percentage pre-tax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to the plan. There have been no Company contributions to date.

                                 CONNECT, INC.

                               DECEMBER 31, 1997



8. STOCK OPTION AND STOCK PURCHASE PLANS

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  The Company maintains a 1989 Stock Option Plan that authorized the issuance of up to 540,000 shares of common stock. A committee, as appointed by the Board of Directors, grants incentive or non-qualified stock options. Options are generally granted at an exercise price of no less than the fair value per share of the common stock on the date of grant. The options issued under the 1989 Plan generally vest over four years and are immediately exercisable, expiring no later than ten years from the date of grant. Unvested shares may be repurchased by the Company at the original purchase price.

  In 1996, stockholders approved the adoption of the 1996 Stock Option Plan pursuant to which 500,000 shares of the Company's common stock have been reserved. A committee, as appointed by the Board of Directors, grants incentive or non-qualified stock options. Options issued under the 1996 Stock Option Plan are generally exercisable twelve months from the date of grant and vest over four years, expiring no later than 10 years from the date of grant.

  In 1996, the Company offered to each employee with stock options having an exercise price greater than the prevailing fair market value of the common stock, the opportunity to amend the terms of such option to reduce the exercise price to the prevailing fair market value. The reduced exercise price was not less than fair market value per share of common stock. The new options have the same vesting terms as the surrendered options. Options representing 163,334 shares of common stock were repriced, and are included in option grants and cancellations in the year ended December 31, 1996.

  In 1997, the Company offered to each employee with stock options having an exercise price greater than the prevailing fair market value of the common stock, the opportunity to amend the terms of such option to reduce the reduced exercise price to the prevailing fair market value. The new options have the same vesting terms as the surrendered options. Options representing 166,708 shares of common stock were repriced, and have been included in option grants and cancellations in 1997.

                                 CONNECT, INC.

                               DECEMBER 31, 1997



  A summary of activity under the Stock Option Plans is as follows:

                                                                           OUTSTANDING OPTIONS
                                                                     -----------------------------
                                                              SHARES                                  WEIGHTED AVERAGE
                                                            AVAILABLE   NUMBER OF       PRICE          EXERCISE PRICE
                                                            FOR GRANT     SHARES      PER SHARE          PER SHARE
                                                            ----------  ---------   --------------  --------------------
  Balance at December 31, 1994............................     10,740     129,404   $ 1.00  $20.00
     Additional shares reserved...........................    369,000
     Options granted......................................    (95,100)     95,100   $2.50 - $65.00
     Options exercised....................................         --      (5,159)  $ 1.00  $20.00
     Options canceled.....................................     11,919     (11,919)  $ 1.30  $65.00
                                                             --------    --------   --------------
  Balance at December 31, 1995............................    296,559     207,426   $ 1.00  $65.00
     Additional shares reserved...........................    500,000
     Options granted......................................   (691,429)    691,429   $ 2.50  $54.00                $15.05
     Options exercised....................................         --     (29,313)  $1.00  $  2.50                $ 2.10
     Options canceled.....................................    198,869    (198,869)  $ 1.00  $65.00                $32.70
     Options repurchased..................................      4,700          --   $  1.30  $3.50                $ 2.50
                                                             --------    --------   --------------                ------
  Balance at December 31, 1996............................    308,699     670,673   $ 1.00  $54.00                $ 9.35
     Options granted......................................   (544,987)    544,987   $ 5.45  $30.65                $10.40
     Options exercised....................................               (102,318)  $  1.00  $8.15                $ 2.10
     Options canceled.....................................    446,150    (446,150)  $ 1.30 -$41.25                $17.20
     Options repurchased..................................      1,878          --   $  1.75  $2.50                $ 2.40
                                                             --------    --------   --------------                ------
  Balance at December 31, 1997............................    211,740     667,192   $ 1.00  $15.00                $ 6.00
                                                             --------    --------   --------------

  At December 31, 1997, options to purchase 215,903 shares of common stock were vested and exercisable. At December 31, 1997, 5,507 shares of common stock issued upon exercise of options were subject to repurchase by the Company.

  In connection with certain of the Company's stock options granted in 1996, the Company recorded deferred compensation of $169,433 for the difference between the option grant price and the deemed fair value of the Company's common stock at the date of grant. The amount is being amortized over the vesting period of the individual options, generally a 48-month period. Amortization expense related to deferred compensation was $43,356 and $30,022 for the years ended December 31, 1997 and December 31,1996 respectively.


The following table summarizes stock options outstanding and options exercisable at December 31, 1997:

                                  OPTIONS OUTSTANDING                                              Options Exercisable
---------------------------------------------------------------------------------------------------------------------------------
    Range of           Outstanding as of       Weighted Average        Weighted      Exercisable as        Weighted
Exercise Prices          December 31,            Remaining              Average      as of Dec. 31,         Average
                            1997              Contractual life      Exercise Price        1997           Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
$1.00 - $2.50             262,983                     6.6                $ 2.35          155,175              $ 2.25
$5.05 - $7.50             174,262                     9.5                $ 6.50           17,742              $ 6.25
$7.55 -$10.00             148,369                     7.9                $ 8.25           37,166              $ 8.15
$10.05 -$12.50             45,578                     9.6                $11.25              ---                 ---
$12.55 -$15.00             36,000                     9.4                $15.00            5,820              $15.00
                          -------                     ---                ------          -------              ------
                          667,192                     8.0                $ 6.00          215,903              $ 3.90
                          -------                                                        -------              ------

  Pro forma information regarding net loss and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. In 1997, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. In 1996, prior to the completion of the initial public offering of common stock, and in 1995, the fair value of each option grant was estimated using the

                                 CONNECT, INC.

                               DECEMBER 31, 1997


minimum value method. The minimum value method differs from other methods of valuing options, such as the Black-Scholes option pricing model, because it does not consider the effect of expected volatility. The fair value of options was estimated at the date of grant using the following weighted average assumptions for the years ended December 31, 1997, 1996 and 1995:

                                                                                           1997   1996   1995
                                                                                          ------  -----  -----
Risk Free interest rate.................................................................   6.27%  5.88%  6.17%
Dividend yield..........................................................................  None    None   None
Volatility..............................................................................    .94    .18     --
Expected life of options in years.......................................................      5      5      5

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

  The Company maintains an Employee Stock Purchase Plan pursuant to which 100,000 shares of the Company's common stock are reserved for future issuance. A total of 21,072 shares were issued under the Plan in 1997, and 78,928 shares were available for grant as of December 31, 1997. The Company also maintains a Director's Stock Option Plan pursuant to which 50,000 shares of common stock are reserved for future issuance. A total of 5,000 options were issued under the Director's Plan in 1997 at an exercise price of $15.00 per share, and 45,000 were available for issuance as of December 31, 1997.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                                                  YEARS ENDED DECEMBER 31,
                                                                            1997           1996           1995
                                                                        -------------  -------------  -------------
        Pro forma net loss  Pro forma net loss per share..............  $(15,102,671)  $(16,675,027)  $(14,154,076)
        Pro forma net loss per share..................................  $      (3.99)  $     (11.42)  $    (186.24)

  The pro forma net loss per share above does not assume the conversion of preferred stock prior to completion of the initial public offering in August 1996, and is calculated using the weighted average number of shares of common stock outstanding as described in Note 1.

  The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $3.10, $7.50 and $0.95, respectively.
Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effects will not be fully reflected until the year ended December 31, 1999.

9. STOCK WARRANTS

  In November 1997, the Company issued 258 warrants in connection with the Convertible notes financing in November 1997. Each warrant entitles the holder to purchase 2,667 shares of common stock at a price of $12.50 per share.

10. TERMINATION OF DISTRIBUTION RIGHTS

  In December 1994, the Company signed an agreement that provided the Company the option to terminate the marketing and distribution rights of its European distributor. In connection with this option agreement, the Company paid its European distributor a nonrefundable $250,000 fee, which the Company expensed in 1994. The Company exercised its option on March 13, 1995 and paid its European distributor approximately $2,640,000 in cash and issued 35,000 shares of its Series E preferred stock. Due to impairment of the net realizable value of the European distribution rights, the Company expensed all payments made in connection with the transaction in 1995. The amount paid was negotiated between the Company and its European distributor on an arm's-length basis. The

                                 CONNECT, INC.

                               DECEMBER 31, 1997


company received an opinion from an independent financial advisor as to the fair market value of the shares of Series E preferred stock at the time of the negotiation to support its determination as to the value of the amount paid.

11. MAJOR CUSTOMERS

  Customers comprising 10% or greater of the Company's revenue are summarized as follows:

                                                                                                       YEARS ENDED DECEMBER 31,
                                                                                                       -----------------------
                                                                                                        1997     1996    1995
                                                                                                       -------  ------  ------
   Customer A...........................................................................................  18%      *      52%
   Customer B...........................................................................................  12%      *       -
   Customer C...........................................................................................   *      13%      -

  *  Revenue less than 10%.
  -- Customer provided no revenue to the Company.

12. INCOME TAXES

                                                                                    Years Ended December 31,
                                                                                    -------------------------
                                                                                     1997   1996      1995
                                                                                    ------  -----  ----------
  Federal:
     Current......................................................................   $  --  $  --   $(94,000)
     Deferred.....................................................................      --     --     77,000
                                                                                    ------  -----   --------
                                                                                        --     --    (17,000)
  State:
     Current......................................................................      --     --     (9,000)
                                                                                    ------  -----   --------
                                                                                        --     --     (9,000)
                                                                                    ------  -----   --------
  Provision (benefit) for income taxes............................................   $  --  $  --   $(26,000)
                                                                                    ======  =====   ========

  The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before taxes is as follows:


                                                                                        1997          1996          1995
                                                                                    ------------  ------------  ------------
  Tax at federal statutory rate...................................................  $(4,958,000)  $(5,650,000)  $(4,958,000)
  State taxes.....................................................................           --            --        (9,000)
  Losses not currently benefited..................................................    4,958,000     5,650,000     4,941,000
                                                                                    -----------   -----------   -----------
  Provision (benefit) for income taxes............................................  $        --   $        --   $   (26,000)
                                                                                    ===========   ===========   ===========

                                 CONNECT, INC.

                               DECEMBER 31, 1997


  The components of deferred income taxes consist of the following:

                                                                                                            December 31,
                                                                                                    ----------------------------
                                                                                                        1997           1996
                                                                                                    -------------  -------------
  Deferred tax assets:
     Net operating loss carryforwards.............................................................  $ 13,000,000   $ 11,100,000
     Research credit carryforwards................................................................       250,000        167,000
     Deferred revenue.............................................................................       400,000        200,000
     Depreciation and amortization................................................................     1,500,000      1,800,000
     Other........................................................................................       700,000        400,000
                                                                                                    ------------   ------------
  Total deferred tax assets.......................................................................    15,850,000     13,667,000
  Valuation allowance.............................................................................   (15,850,000)   (13,667,000)
                                                                                                    ------------   ------------
  Total net deferred taxes........................................................................  $         --   $         --
                                                                                                    ============   ============

  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of the Company. To support the Company's conclusion that a full allowance was required, management primarily considered the Company's history of operating losses and expected net losses for the foreseeable future. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. The valuation allowance increased by $2,183,000 in 1997 and $6,005,000 in 1996.

  At December 31, 1997, the Company had available federal net operating loss carryforwards of approximately $38,400,000, which will expire in 2010 through 2012, if not utilized. Also available at December 31, 1997 are federal research credit carryforwards of approximately $250,000, which will expire in 2011, if not utilized. The Company's issuance of Series F preferred stock in December 1995 was considered to have caused a change in ownership as prescribed in the Internal Revenue Code. Accordingly, approximately $8,100,000 of the Company's net operating loss carryforwards will be subject to an annual limitation of approximately $540,000 per year.

13. RELATED PARTY TRANSACTIONS

  In 1995, $126,350 of notes payable to a stockholder was converted into Series D preferred stock. Accrued interest outstanding on the notes payable of $26,583 was also converted into Series D preferred stock.

14. SUBSEQUENT EVENTS

  On February 26, 1998, the Company completed an exchange of $9,744,250 principal amount of outstanding convertible notes and accrued interest, which were originally issued in November 1997 as described in Note 3, for 4,905,209 shares of Series A preferred stock (the "Exchange"). Prior to the Exchange, $575,750 principal amount of convertible notes were converted into 1,245,028 shares of common stock under the original terms of the convertible note agreement. The remaining convertible notes, pursuant to the Exchange, were exchanged for shares of the Company's Series A preferred stock at an exchange rate equal to one share of Series A preferred stock for each $2.00 of principal amount of the convertible notes, plus accrued interest. Each share of Series A preferred stock issued in exchange for the convertible notes is convertible at the option of the holder into that number of shares of common stock equal to the greater of (i) the quotient obtained by dividing $2.00, plus accumulated but unpaid dividends, by the conversion price (which initially is $10.00 per share and shifts to $7.50 per share on December 31, 1999) or (ii) the quotient obtained by dividing $2.00, plus accumulated but unpaid dividends, by 80

                                 CONNECT, INC.

                               DECEMBER 31, 1997


percent (or 60 percent if the conversion occurs after December 15, 1999) of the average closing bid price for the ten trading days prior to conversion. The initial conversion price will be subject to adjustment in the event of issuances of capital stock at a purchase price of less than $10.00 (other than issuance of common stock to employees, directors or consultants of the Company) and convertible securities with a conversion price of less than $10.00 per share, as well as stock splits and stock combinations.

  On February 26, 1998, the Company effected a reverse split of all outstanding shares of common stock such that each five shares of common stock were converted into one share of common stock. All common shares in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split. In connection with the reverse stock split, the conversion and exercise provisions of all outstanding shares, stock options, and warrants have been adjusted accordingly. On February 26, 1998, the Company increased the number of authorized shares of Common Stock from 40,000,000 to 60,000,000.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

   We have audited the financial statements of CONNECT, Inc. as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 24, 1997, except for Note 14, as to which the date is February 26, 1998, (included elsewhere in this Annual Report ( Form 10-K )). Our audits also included the financial statement schedule listed in Item 14 of this Annual Report ( Form 10-K ). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                              ERNST  & YOUNG LLP

San Jose, California
January 27, 1998

                                  SCHEDULE II

                                 CONNECT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEAR ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                           ADDITIONS
                                                        BALANCE            CHARGED TO
                                                      BEGINNING OF          COST AND                                BALANCE
                                                         PERIOD             EXPENSES          DEDUCTIONS          END OF PERIOD
                                                      -----------         ------------        ----------          -------------
Year ended December 31, 1997                           $222,000             $560,000          $(140,000)              $642,000
 Allowance for doubtful accounts

Year ended December 31, 1996                           $320,000             $157,000          $(255,000)              $222,000
 Allowance for doubtful accounts

Year ended December 31, 1995                           $174,000             $166,842          $ (20,842)              $320,000
 Allowance for doubtful accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a)  Executive Officers:

  The information concerning the Company's Executive Officers is incorporated by reference from the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 28, 1998, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

  (b)  Identification of Directors:

  The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal No. 1 Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 28, 1998, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.


ITEM 11. EXECUTIVE COMPENSATION

  The information concerning the Company's Executive Compensation is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 28, 1998, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 28, 1998, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 28, 1998, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. Index to Financial Statements. The following financial statements and supplemental data are included in Item 8 of this Form 10-K:

                                                                     Page Number
Report of Ernst & Young, LLP, Independent Auditors
                                                                        27
Balance Sheets at December 31, 1997 and 1996                            28

Statements of Operations for each of the three years in the period
 ended December 31, 1997                                                29

Statement of Stockholders' Equity for each of the three years in the
 period ended December 31, 1997                                         30

Statement of Cash Flows for each of the three years for the period
 ended December 31, 1997                                                31

Notes to Financial Statements                                           32

Report of Ernst & Young LLP, Independent Auditors
 on the financial statement schedule                                    44

  2. Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable, or not required, or because the required information was filed by the Company's previously, or is included the consolidated financial statements or notes thereto.

  3.  Exhibits

       1.1   Form of Underwriting Agreement. (1)
       2.1 Form of Agreement and Plan of Merger between the Company and Connect, Inc., a California corporation. (1)
       3.1   Certificate of Incorporation of the Company. (1)
       3.2   Bylaws of the Company. (1)
       3.3 Form of Amended and Restated Certificate of Incorporation of the Company. (1)
       3.4   Certificate of Amendment of Certificate of Incorporation. (1)
       3.5 Form of Certificate of Designation of Rights, preferences and privileges of Series A preferred stock(3)
       3.6   Form of Certificate of Amendment of Certificate of Incorporation
       4.1   Form of the Company's Common Stock Certificate. (1)
       9.1 Amended Stockholders Agreement dated July 3, 1996 by and among the Company and certain holders of the Company's securities. (1)
      10.1   Form of Indemnification Agreement. (1)
      10.2 1989 Stock Option Plan, as amended, and form of stock option agreement. (1)
      10.3 1996 Stock Option Plan, as amended, and form of stock option agreement. (1)
      10.4 1996 Employee Stock Purchase Plan and form of subscription agreement. (1)
      10.5 1996 Directors' Stock Option Plan and form of stock option agreement. (1)
      10.6 Amended and Restated Registration Rights Agreement dated July 3, 1996 between the Company and certain holders of the Company's securities. (1)
      10.7 Lease Agreement dated September 19, 1994 between the Company and BRE Properties, Inc. (1)
      10.8 Master Equipment Lease dated January 19, 1995 between the Company and Phoenix Leasing Incorporated. (1)
      10.9 Software License Agreement dated February 5, 1996 between the Company and Entex Information Services Inc. (1)(2)
      10.10  Software License Agreement dated March 26, 1996 between the
             Company and Union Underwear Company, Inc. (1)(2)
      10.11 Software License Agreement dated November 7, 1995 between the Company and PhotoDisc, Inc. (1)(2)
      10.12 Amendment to Software License Agreement dated March 29, 1996 between the Company and PhotoDisc, Inc. (1)(2)
      10.13 Software Development and Distribution License Agreement dated September 16, 1994 between the Company and Fulcrum Technologies Inc. and related Amending Agreement, amending Agreement No. 2 and Amending Agreement No. 3. (1)(2)
      10.14 OEM Master License Agreement dated June 30, 1995 between the Company and RSA Data Security, Inc. (1)(2)
      10.15 Letter Agreement dated May 10, 1995 between the Company and Hambrecht & Quist Incorporated and related mutual release dated June 6, 1996. (1)
      10.16 Option agreement dated January 16, 1996 between the Company and Thomas P. Kehler. (1)
      10.17 Option agreement dated January 16, 1996 between the Company and Gordon J. Bridge. (1)
      10.18 Option agreement dated April 24, 1996 between the Company and Gordon J. Bridge. (1)
      10.19 Letter agreement dated October 19, 1995 between the Company and Gordon J. Bridge, and related interpretive letter. (1)
      10.20 Consulting Agreement dated March 9, 1992 between the Company and Quaestus Limited Partnership. (1)
      10.21 Form of Common Stock Warrant issued to Hambrecht & Quist LLC and Volpe, Welty & Company on December 27, 1995. (1)
      10.22 Business Alliance Program Agreement dated June 11, 1996 between the Company and Oracle Corporation and related Runtime Sublicense Addendum, and Amendments One and Two to Runtime Sublicense Addendum. (1)(2)

      10.23  Agreement and Mutual Release dated May 24, 1996 between the
             Company and Henry V. Morgan. (1)
      10.24  Development and License Agreement dated March 29, 1996 between the
             Company and Time Warner Cable. (1)(2)
      10.25  Form of Exchange Agreement between the Company and certain security holders. (4)
      10.26  Agreement dated January 28, 1998 between the Company and Impresso.
      10.27  1998 Employment letter Agreement dated January 29, 1998 between the Company and Gordon J. Bridge.
      23     Consent of Independent Auditors.
      24     Power of Attorney. (see p. 49)
      27.1   Financial Data Schedule.
      27.2   Restated Financial Data Schedule for year ended December 31,
             1996.
      27.3   Restated Financial Data Schedule for year ended December 31,
             1995.
      ----------------
       (1) Incorporated by reference to identically numbered exhibits to the Company's Registration Statement on Form S-1, as amended (File No. 333-05901), which became effective on August 14, 1996.
       (2) Confidential treatment has been previously granted with respect to this exhibit.
       (3) Incorporated by reference to Exhibit 3.4 to the Company's current report on Form 8-K filed on December 24, 1997.
       (4) Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K filed on December 24, 1997.

  (b)  Form 8-K

  The Company filed the following reports on Form 8-K during the fourth quarter of the fiscal year 1997.

     (1) Form 8-K filed on November 12, 1997, reporting the Company's announcement on November 5, 1997 that it had entered into agreements to raise $10 million through the sale and issuance of convertible notes and warrants to purchase Common Stock in a private placement transaction.

     (2) Form 8-K filed on November 21, 1997, reporting the Company's announcement on November 20, 1997 that it had completed a private placement transaction in which it raised $10 million through the sale and issuance of convertible notes and warrants to purchase Common Stock.

     (3) Form 8-K filed on December 24, 1997, reporting the Company's agreement with the holders of the Company's outstanding convertible notes to exchange such convertible notes for shares of Series A Preferred Stock.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  CONNECT, Inc.

Date: March 27, 1998            By:    /s/ Gordon J. Bridge
                                      ---------------------
                                       Gordon J. Bridge
                                       Chairman, President and
                                       Chief Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gordon J. Bridge and Joseph G. Girata, and each of them, his attorneys-in-fact and agents, on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

             Signature                                                   Title                                          Date
------------------------------------  ---------------------------------------------------------------------------  --------------

/s/ Gordon J. Bridge                  Chairman, President and Chief  Executive Officer                             March 27, 1998
------------------------------------
  (Gordon J. Bridge)

/s/ Joseph G. Girata                  Chief Financial Officer (Principal Financial and Accounting Officer) and     March 27, 1998
------------------------------------  Vice President of Finance & Administration
  (Joseph G. Girata)

/s/ Promod Haque                      Director                                                                     March 27, 1998
------------------------------------
 (Promod Haque)

/s/ Richard H. Lussier                Director                                                                     March 27, 1998
------------------------------------
  (Richard H. Lussier)

/s/ Rory T. O'Driscoll                Director                                                                     March 27, 1998
------------------------------------
(Rory T. O'Driscoll)

/s/ Richard W. Weening                Director                                                                     March 27, 1998
------------------------------------
(Richard W. Weening)

------------------------------------