Form 10-Q
period 1998-03-31
CONNECT INC
filed 1998-05-15
CIK 831529

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

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                              or

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the transition period from          to
                                         _________   ________

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

As of April 30, 1998 there were 12,867,701 shares of the Registrant's Common Stock outstanding.

                                 CONNECT, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (Unaudited)

               Condensed Balance Sheets as of                                 3
               March 31, 1998 and December 31, 1997

               Condensed Statements of Operations for the three months        4
               ended March 31, 1998 and 1997

               Condensed Statements of Cash Flows for the                     5
               three months ended March 31, 1998 and 1997

               Notes to Condensed Financial Statements                        6

          ITEM 2.   Management's Discussion and Analysis of Financial         6
                    Condition and Results of Operations

PART II - OTHER INFORMATION

          ITEM 1.   Legal Proceedings                                        11

          ITEM 2    Changes in Securities and Use of Proceeds                11

          ITEM 3    Defaults Upon Senior Securities                          12

          ITEM 4.   Submission of Matters to Vote of Security Holders.       12

          ITEM 5.   Other Information                                        12

          ITEM 6.   Exhibits and Reports on Form 8-K.                        12

SIGNATURES

ITEM 1.   FINANCIAL STATEMENTS
                                 CONNECT, INC.
                           CONDENSED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                                         MARCH 31,       DECEMBER 31,
                                                           1998             1997
                                                      ----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents.........................       $  7,572         $  9,644
  Accounts receivable, less allowances for doubtful
   accounts of $788 at March 31, 1998 and $642 at
   December 31, 1997................................          1,800            2,298
  Prepaid expenses and other current assets.........            714              895
                                                           --------         --------
Total current assets................................         10,086           12,837
Property and equipment, net.........................          2,199            2,442
Other assets........................................             73               85
                                                           --------         --------
   Total assets.....................................       $ 12,358         $ 15,364
                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.....................................       $    644         $    620
  Accounts payable..................................          1,120            1,279
  Accrued payroll and related expenses..............            587              609
  Other accrued liabilities.........................          1,793            1,588
  Deferred revenue..................................            943              681
  Current portion of extended vendor liabilities....            274              272
  Obligations under capital leases..................            276              355
                                                           --------         --------
Total current liabilities...........................          5,637            5,404
  Notes payable.....................................            548              713
  Long-term portion of extended vendor liabilities..            187              224
  Long-term obligations under capital leases........             --                2
  Convertible notes.................................             --            9,654
Commitments and contingencies
Stockholders' equity:
  Preferred stock:
   Authorized shares--10,000,000
   Issued and outstanding shares--4,634,772.........          8,412               --
  Common stock: $.001 par value
   Authorized shares--60,000,000
   Issued and outstanding shares--4,765,800 at
   March 31, 1998 and 3,706,293 at December 31,
   1997.............................................             24               19
  Additional paid-in capital........................         62,142           61,001
  Deferred compensation.............................            (85)             (96)
  Accumulated deficit...............................         64,507          (61,557)
                                                           --------         --------
Total stockholders' equity..........................          5,986             (633)
                                                           --------         --------
Total liabilities and stockholders' equity..........       $ 12,358         $ 15,364
                                                           ========         ========

See accompanying notes.

                                 CONNECT, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except loss per share data)
                                  (Unaudited)

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                           ---------------------------
                                               1998           1997
                                               ----           ----
REVENUE:
   License...............................   $ 1,025        $   403
   Service...............................     1,227          1,484
                                            -------        -------
       Total revenue.....................     2,252          1,887

COST OF REVENUE:
   License...............................       178            176
   Service...............................     1,402          2,683
                                            -------        -------
       Total cost of revenue.............     1,580          2,859
                                            -------        -------
   Gross profit (loss)                          672           (972)

OPERATING EXPENSES:
   Research and development..............     1,311          1,408
   Sales and marketing...................     1,440          2,218
   General and administrative............       736            651
                                            -------        -------
       Total operating expenses..........     3,487          4,277
                                            -------        -------
   LOSS FROM OPERATIONS..................    (2,815)        (5,249)
Interest expense.........................      (222)           (70)
Interest income and other income, net....        87            121
                                            -------        -------
   LOSS BEFORE INCOME TAXES..............    (2,950)        (5,198)
Provision (benefit) for income taxes.....        --             --
                                            -------        -------

       NET LOSS...........................  $(2,950)       $(5,198)
                                            =======        =======

BASIC AND DILUTED NET LOSS PER SHARE......   ($0.73)        ($1.40)
                                            =======        =======

Weighted average common shares
       outstanding........................    3,987          3,731

See accompanying notes.

                                 CONNECT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)



                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                               ---------------
                                                             1998           1997
                                                             ----           ----
OPERATING ACTIVITIES
Net loss...............................................      $ (2,950)      $ (5,198)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
  Depreciation and amortization........................           426            448
  Amortization of deferred compensation................            11             10
  Changes in operating assets and liabilities:
     Accounts receivable...............................           498            729
     Prepaid expenses and other current assets.........           181            (39)
     Deposits and other assets.........................            12              1
     Accounts payable, accrued payroll and related
     expenses, other accrued liabilities, and
     extended vendor liabilities.......................            26           (543)
     Deferred revenue..................................           262            (26)
                                                             --------       --------
 Net cash used in operating activities.................        (1,534)        (4,618)

INVESTING ACTIVITIES
Purchases of property and equipment....................          (183)          (185)
                                                             --------       --------
 Net cash used in investing activities.................          (183)          (185)

FINANCING ACTIVITIES
Proceeds from issuance of common stock.................                          318
Cost associated with issuance of convertible preferred
     stock                                                       (133)            --

Proceeds from issuance of notes payable................            --          1,437
Repayment of principal on notes payable................          (141)           (92)
Repayment of principal under capital lease
     obligations.......................................           (81)          (127)
                                                             --------       --------
 Net cash provided (used) by financing activities......          (355)         1,536
                                                             --------       --------

Net increase (decrease) in cash and cash equivalents           (2,072)        (3,267)
Cash and cash equivalents at beginning of period.......         9,644         12,214
                                                             --------       --------
 Cash and cash equivalents at end of period............      $  7,572       $  8,947
                                                             ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.................................      $    222       $     70

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
 INFORMATION
Conversion of convertible notes into preferred stock
     and common stock..................................      $  9,654             --

See accompanying notes.

                                 CONNECT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1) THE COMPANY AND SIGNIFICANT ACCOUNTING P0LICIES

BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial information should be read in conjunction with the financial statements and notes thereto included in CONNECT, Inc.'s ("CONNECT" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report"). The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods.

2) NET LOSS PER SHARE

   Except as noted below, net loss per share is based on the weighted average number of shares of common stock outstanding during the period presented. Per share information calculated on this basis is as follows:

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                       ------------------------
                                          1998          1997
                                          ----          ----
Basic and diluted net loss per
 share                                     $(0.73)       $(1.40)
Shares used in computing net loss
 per share                                  3,987         3,731


   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was required to be adopted on December 31, 1997. At that time, the Company was required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact of Statement 128 on the calculation of net loss per share for the quarters ended March 31, 1998 and 1997.

3) SUBSEQUENT EVENT

On April 1, 1998, one day after the end of the quarter being reported on, the Company announced that it reached agreement with all holders of CONNECT's Series A Preferred Stock to exchange all outstanding shares of Series A Preferred Stock for Common Stock. As a result of the exchange, each outstanding share of Series A Preferred Stock has been exchanged for 1.739 shares of Common Stock, representing a price per share of Common Stock of $1.15. The closing of the exchange occurred on April 1, 1998. An aggregate of 8,096,911 shares of Common Stock was issued as a result of the exchange and 12,862,711 share of Common Stock were outstanding immediately after the exchange.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption, "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 1997 as well as the risks discussed elsewhere in this Quarterly Report. In particular such factors include: the Company's ability to sell and implement its products; acceptance by the marketplace of the Company's products and services; the Company's ability to obtain addition capital on terms favorable to the Company, or at all; the Company's ability to develop new products and services to meet market demand or incorporate evolving industry standards; the Company's ability to compete effectively; acceptance of the Internet as a medium for electronic commerce and order management; the Company's dependence on the Internet infrastructure; the Company's dependence on certain third party software and services vendors; and the Company's ability to protect its intellectual property. Readers are cautioned not to place undue reliance on these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including, the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K filed by the Company.

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

   In the second quarter of 1997, the Company announced a new product, PurchaseStream. The PurchaseStream application is an Internet-based purchasing system that simplifies and streamlines acquisition of indirect goods and services. With PurchaseStream, end-user requisitioners are empowered to place secure online orders for routine transactions through an electronic mall of approved suppliers. PurchaseStream was available on a limited basis and became commercially available in December 1997. (OneServer, OrderStream, and PurchaseStream are trademarks of the Company).

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

   The Company derives revenue from software license fees and services. License fees primarily consist of revenue from licenses of the Company's application software. Service revenue consists of fees from implementation (including customization of licensed software), training, maintenance and support, contract software development projects, and system hosting and on-line services. On January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) which superceded Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1). Arrangements with effective dates prior to January 1, 1998 have been and will be accounted for under SOP 91-1. Any amendments after January 1, 1998 to arrangements with effective dates prior to January 1, 1998 will be accounted for under SOP 97-2. The implementation of SOP 97-2 did not have a material adverse affect on the Company's business or revenue accounting practices or on the Company's reported revenues and earnings for the three months ended March 31, 1998. In accordance with SOP 97-2, license revenue is recognized on shipment of the application software provided there are no significant remaining obligations and the Company deems the collectability probable. License fees under contracts requiring significant implementation, including customization, of licensed application software are recognized on a percentage-of-completion basis. Revenue from implementation services is recognized as the services are performed.

   The Company also typically enters into maintenance agreements in connection with licenses of its application software under which revenue is recognized ratably over the term of the agreement, generally one year. Usage fees related to the Company's training, system-hosting services, private on-line services and consulting services are recognized as the services are performed.

   The Company incurred net losses in each fiscal year since its inception and as of March 31, 1998, has an accumulated deficit of $64.5 million. The Company's operating expenses increased in 1997 and 1996 as the Company made investments related to the development and introduction of OneServer, OrderStream and PurchaseStream. To date, all research and development costs have been expensed as incurred, instead of being capitalized, because the costs have not been material. The Company anticipates its operating expenses will decrease during the 1998 fiscal year as compared to 1997, primarily as a result of the reduction of headcount affected at the beginning of the second quarter of 1998. Although the reduction in headcount could help the Company meet its operating expense objectives, such reduction could adversely impact the Company's sales, marketing and product development efforts. As the market for Internet-based electronic commerce continues to evolve, the combination of an evolving market and the Company's dependence on a relatively small number of large value transactions has created additional complexities in forecasting revenues and, therefore, staffing requirements. Because of these conditions, and the Company's limited resources, the Company has focused on controlling expenses and has reduced headcount until a clearer picture of market demands, and its abilities to meet them, exists. The Company anticipates that operating expenses will continue to exceed revenues, resulting in continuing net losses and negative cash flow from operations for the foreseeable future.

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

Revenue

   Total revenue was $2,252,000 for the three months ended March 31, 1998, compared to $1,887,000 for the three months ended March 31, 1997, an increase of 19%.

   License. License revenue was $1,026,000 or 46% of total revenue for the three months ended March 31, 1998, compared to $403,000, or 21% of total revenue, for the comparable period in 1997, representing an increase of $623,000 or 155%.

   Service. Service revenue was $1,226,000, or 54% of total revenue, for the quarter ended March 31, 1998 compared to $1,484,000, or 79% of total revenue, for the comparable period in 1997, representing a decrease of $258,000 or 17%. Service revenue in 1998 was lower than 1997 primarily due to reduced staff because of fewer software implementation projects.

Cost of Revenue

   Cost of License. Cost of license revenue includes sub-license fees and expenses relating to product media duplication and manuals. Cost of license revenue was $178,000, or 17% of license revenue, for the quarter ended March 31, 1998 compared to $176,000, or 44% of license revenue for the quarter ended March 31, 1997. The 27% decline in cost of license as a percentage of revenue from 1997 to 1998, is primarily related to fixed departmental costs associated with product documentation efforts.

   Cost of Service. Cost of service revenue consists of cost of implementation services including fees for third-party contract developers, Company personnel costs, training and customer support costs for OneServer; costs associated with contract software development projects, telecommunications, personnel costs, depreciation related to hosting services and the operation of the Company's private online service. Cost of service revenue was $1,402,000 or 114% of service revenue, for the quarter ended March 31, 1998 compared to $2,683,000, or 181% of service revenue, for the quarter ended March 31, 1997. The cost as a percent of revenue declined due to cost reduction steps taken in the Company's services business and the absence of charges in the first quarter of 1998 related to fixed price contracts that existed in the first quarter of 1997.

Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses for the three months ended March 31, 1998 were $1,311,000 or 58% of total revenue compared with $1,408,000 or 75% for the comparable period in 1997. The decline in total research and development expense is related to staffing and cost reduction measures. The Company expects expense in 1998 to be lower than 1997 levels.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions of sales and marketing personnel, travel, and marketing and promotional expense. Sales and marketing expenses were approximately $1,440,000 or 64% of total revenue for the three months ended March 31, 1998 compared with $2,218,000 or 118% of total revenue for the comparable period in 1997. The decrease in 1998 from 1997 was attributable to decreased staffing and reductions in marketing expenditures.

   General and Administrative. General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses, as well as legal, accounting and public company related
expenses.   General and administrative expenses were $736,000 or 33% of total revenue for the three months ended March 31, 1998, compared with $651,000 or 34% of total revenue for the comparable period in 1997. The Company expects 1998 general and administrative expenses to remain relatively constant in absolute dollars with general and administrative expense in 1997.


Other Income(Expense)

   Other income (expense) consists primarily of interest expense and interest income. Interest expense, which results principally from interest incurred under notes payable and capital lease obligations, was $222,000 or 10% of total revenue for the three months ended March 31, 1998, compared with $70,000 or 4% for the comparable period in 1997. Interest expense increased in 1998 from 1997 due to interest associated with the convertible notes issued in November 1997. Interest income and other principally represents interest earned on cash balances. Interest and other income was $87,000 or 4% of total revenue for the three months ended March 31, 1998, compared with $121,000 or 6% of total revenue for the comparable period in 1997. This decrease is primarily due to lower cash balances in 1998.

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

   Further, the Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net loss is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, the Company's future operating results may be below the expectations of securities analysts and investors as happened in the quarters ended March 31, 1997 and March 31, 1998. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Risk Factors - Fluctuations in Quarterly Operating Results" in the Company's Annual Report on Form 10-K.

YEAR 2000 COMPLIANCE

   The Company has determined that it will need to modify or replace significant portions of its software so that its internal computer systems will function properly with respect to dates in the Year 2000 and beyond. The Company has initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to mediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations would be affected in the event that such third parties fail to mediate Year 2000 issues.

   A team of internal staff is managing the Company's Year 2000 initiative. The activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with suppliers and financial institutions are fully supported. While the Company believes its planning efforts are adequate to address year 2000 concerns, there can be no assurance that the systems of third parties on which the Company's systems and operations rely will be converted on a timely basis. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial condition. There can be no assurance that another company's failure to ensure year 2000 capability would not have an adverse effect on the Company.

   The Company believes that all of its existing products are Year 2000 compliant and new products are being designed to be Year 2000 compliant. Although products have undergone, and will undergo, the Company's normal quality testing procedures, there can be no assurance that the Company's products will contain all necessary data code changes.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations to date primarily through the private and public sale of debt and equity securities and the use of capitalized leases for equipment financing. The Company had working capital of $4.4 million and $7.4 million at March 31, 1998 and 1997, respectively.

   During the quarters ended March 31, 1998 and 1997, net cash used in operating activities was $1.5 million and $4.6 million respectively, primarily due to net losses incurred by the Company.

   During the quarters ended March 31, 1998 and 1997, the Company used $183,000 and $185,000 respectively, in investing activities primarily for the purchase of property and equipment. Net cash used by financing activities for the three months ended March 31, 1998 was $355,000, primarily from the costs associated with issuance of convertible preferred stock and repayment of notes payable.
Net cash provided by financing activities for the three months ended March 31, 1997 was $1.5 million, primarily from the issuance of notes payable.

   The Company has incurred net losses and experienced significant negative cash flow from operations since inception. As of March 31, 1998, the Company has an accumulated deficit of $64.5 million. Based upon its current operating plan, the Company believes it has adequate cash balances to fund its operations through at least December 31, 1998. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company me be unable to continue operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures of other requirements, any of which would have a material adverse effect on the Company's business, operating results and financial condition.


                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          Not applicable

ITEM 2.   CHANGES IN SECURITIES
          On November 18, 1997, the Company closed the private placement (the "Private Placement") of 250 Units consisting of one (1) convertible note (a "Note")in the principal amount of $40,000 and one (1) warrant (a "Warrant") to purchase 2,666 shares of Common Stock of the Company. The Units were priced at $40,000 per Unit, resulting in gross proceeds of approximately $10 million. Lehman Brothers, Inc. received a placement fee of 8% of gross proceeds (excluding proceeds from sales of up to $2,000,000 of Units to current stockholders of the Company) from the Private Placement for services rendered in connection with the Private Placement, 50% of which have been paid in cash and the balance of which has been paid in Units (consisting of 8 Units issued to LBI holdings, an affiliate of Lehman Brothers, Inc.). Each Note accrued interest at a rate of 5% per annum and was convertible at the option of the holder into shares of the Company's Common Stock at a price per share equal to the lesser of (i) $10.00 or (ii) 80% of the average closing bid price of the Company's Common Stock during the 10 trading days prior to conversion. The Company relied on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act"), which among other things, provides an exemption from the registration requirements of the Act for sales to accredited investors (as defined by Rule 501 (a) of regulation D under the Act).

          On February 26, 1998, the Company and each holder of the Notes exchanged all of the Notes that had not been converted as of such date (which Notes had an aggregate principal amount of $9,744,250) for 4,905,209 shares of the Company's Series A Preferred Stock, plus accrued interest on such Notes. The Company relied on Section 3(a)(9) of the Act, which provides an exemption for exchange of securities with existing security holders.

          Each share of Series A Preferred Stock issued in exchange for the Notes is convertible at the option of the holder into that number of shares of Common Stock equal to the greater of (i) the quotient obtained by dividing $2.00, plus accumulated but unpaid dividends, by the conversion price (which initially is $10.00 per share and shifts to $7.50 per share on December 15, 1999) or (ii) the quotient obtained by dividing $2.00, plus accumulated but unpaid dividends, by 80% (or 60% if the conversion occurs after December 15, 1999) of the average closing bid price for the 10 trading days prior to conversion. The initial conversion price will be subject to adjustment in the event of issuance's of capital stock at a purchase price of less than $10.00 (other than issuance of Common Stock to employees, directors or consultants of the Company) and convertible securities with a conversion price of less than $10.00 per share, as well as stock splits, stock combinations and the like.

          On April 1, 1998, each outstanding share of Series A Preferred Stock was exchanged for 1.739 shares of Common Stock, representing a price per share of Common Stock of $1.15. An aggregate of 8,096,911 shares of Common Stock were issued as a result of the exchange. The Company relied on Section 3(a)(9) of the Act, which provides an exemption for exchange of securities with existing security holders.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company held a Special Meeting of Stockholders on February
          24, 1998 at which the stockholders approved the following actions:

          1.   Five for One Reverse Split.

                     Favor              Opposed                 Abstain
                     -----              -------                 -------
                  15,948,292           1,156,463                23,460

         2. Approval of Increase in Authorized Shares of Common Stock to 60 million.

                     Favor              Opposed                 Abstain
                     -----              -------                 -------
                  15,670,546           1,425,931                31,710

         3. Approval of Issuance of Series A Preferred Stock, (and Common Stock upon conversion thereof) of Outstanding Notes.

                     Favor              Opposed                 Abstain
                     -----              -------                 -------
                  12,611,940           1,388,323                56,328

          There were 19,271,074 share of Common Stock entitled to vote at the meeting, of which 17,128,205 were present in person or by proxy.


ITEM 5.   OTHER INFORMATION
          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


A)  EXHIBITS
    ITEM   DESCRIPTION
    ----   -----------
    4.1 Form of Exchange Agreement between the Company and holders of Series A Preferred Stock (incorporated by reference to The Company's current report of From 8-K filed on April 3,1998).
   10.28 Consulting Agreement dated April 2, 1998 between the Company and Gordon J. Bridge.
   10.29   Agreement dated April 1, 1998 between the Company and Craig Norris.
   10.30   Agreement and Mutual Release dated March 27, 1998 between the
           Company and Bart Foster.
   10.31 Amended and Restated Change of Control Agreement between the Company and Kenneth M. Ross dated as of April 30, 1998.

   10.32 Amended and Restated Change of Control Agreement between the Company and Joseph G. Girata dated as of April 30, 1998.
   10.33 Amended and Restated Change of Control Agreement between the Company and Lucille Hoger dated as of April 30, 1998.
   10.34 Amended and Restated Change of Control Agreement between the Company and Craig D. Norris dated as of April 30, 1998.
   27      Financial Data Schedule


B)         REPORT ON FORM 8-K
           1.  Form 8-K filed on April 3, 1998.
               (i) Item 5. Other Events. (Press Releases relating to exchange and management restructure.)
           2.  Form 8-K filed on February 27, 1998.
               (i)  Item 5.  Other Events.  (Exchange of notes for
                    Preferred Stock.)
           3.  Form 8-K filed on February 27, 1998.
               (i) Item 5. Other Events. (Disclosure of effect of adoption of Fas128.)
           4.  Form 8-K filed on January 29, 1998.
               (i)  Item 5.  Other Events.  (transfer of on-line
                    Services division.)

                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CONNECT, Inc.


Date:  May 11, 1998                      /s/ Craig D. Norris
-------------------------                --------------------------
                                         Craig D. Norris
                                         President and Chief Executive
                                          Officer
                                         (Principal Executive Officer)

Date:  May 11, 1998                      /s/ Joseph G. Girata
-------------------------                --------------------------
                                         Joseph G. Girata
                                         Vice President, Finance &
                                          Administration, and
                                          Chief Financial Officer
                                         (Principal Financial and
                                                Accounting Officer)