Form 10-Q
period 1998-06-30
CONNECT INC
filed 1998-08-14
CIK 831529

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

As of July 31, 1998 there were 12,886,552 shares of the Registrant's Common Stock outstanding.

                                 CONNECT, INC.

                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I - FINANCIAL INFORMATION

    ITEM 1.   Financial Statements (Unaudited)

       Condensed Balance Sheets as of                                 3
       June 30, 1998 and December 31, 1997

       Condensed Statements of Operations for the three months        4
       and six months ended June 30, 1998 and 1997

       Condensed Statements of Cash Flows for the                     5
       six months ended June 30, 1998 and 1997

       Notes to Condensed Financial Statements                        6

    ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    6

PART II - OTHER INFORMATION

    ITEM 1.    Legal Proceedings                                     12

    ITEM 2     Changes in Securities and Use of Proceeds             13

    ITEM 3     Defaults Upon Senior Securities                       13

    ITEM 4.    Submission of Matters to Vote of Security Holders     13

    ITEM 5.    Other Information                                     13

    ITEM 6.    Exhibits and Reports on Form 8-K.                     14

SIGNATURES

ITEM 1.     FINANCIAL STATEMENTS

                                 CONNECT, INC.
                            CONDENSED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)


                                                                             JUNE 30,         DECEMBER 31,
                                                                               1998              1997
                                                                       --------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents.............................................     $  5,491          $  9,644
  Accounts receivable, less allowances for doubtful accounts of $329 at
   June 30, 1998 and $642 at December 31, 1997..........................        1,200             2,298
  Prepaid expenses and other current assets.............................          466               895
                                                                             --------          --------
Total current assets....................................................        7,157            12,837
Property and equipment, net.............................................        1,812             2,442
Other assets............................................................           75                85
                                                                             --------          --------
Total assets............................................................     $  9,044          $ 15,364
                                                                             ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable.........................................................     $    786          $    620
  Accounts payable......................................................          737             1,279
  Accrued payroll and related expenses..................................          346               609
  Other accrued liabilities.............................................        1,589             1,588
  Deferred revenue......................................................          455               681
  Current portion of extended vendor liabilities........................          278               272
  Obligations under capital leases......................................           82               355
                                                                             --------          --------
Total current liabilities...............................................        4,273             5,404
  Notes payable.........................................................          566               713
  Long-term portion of extended vendor liabilities......................          113               224
  Long-term obligations under capital leases............................           --                 2
  Convertible notes.....................................................           --             9,654
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock:
    Authorized shares--3,500,000
    Issued and outstanding shares--None.................................           --                --
  Common stock: $.001 par value
    Authorized shares--60,000,000
    Issued and outstanding shares--12,884,947 at June 30, 1998 and
    3,827,806 at December 31, 1997......................................           13                 4
  Additional paid-in capital............................................       70,588            60,986
  Deferred compensation.................................................          (74)              (96)
  Accumulated deficit...................................................      (66,435)          (61,557)
                                                                             --------          --------
Total stockholders' equity (deficit)....................................        4,092              (633)
                                                                             --------          --------
Total liabilities and stockholders' equity (deficit)....................     $  9,044          $ 15,364
                                                                             ========          ========

See accompanying notes.

                                 CONNECT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except loss per share data)
                                  (Unaudited)


                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                           ------------------------------------------------------
                                                               1998          1997          1998          1997
                                                          ------------  ------------  ------------  ------------
REVENUE:
  License........................................             $   460      $ 1,479       $ 1,485       $ 1,882
  Service........................................               1,228        1,701         2,455         3,185
                                                              -------      -------       -------       -------
Total revenue....................................               1,688        3,180         3,940         5,067
COST OF REVENUE:
  License........................................                 116          218           294           394
  Service........................................               1,063        2,113         2,465         4,796
                                                              -------      -------       -------       -------
Total cost of revenue............................               1,179        2,331         2,759         5,190
                                                              -------      -------       -------       -------
  Gross profit (loss)............................                 509          849         1,181          (123)
OPERATING EXPENSES:
  Research and development.......................                 989        1,214         2,300         2,622
  Sales and marketing............................                 868        2,136         2,308         4,354
  General and administrative.....................                 614          691         1,350         1,342
                                                              -------      -------       -------       -------
Total operating expenses.........................               2,471        4,041         5,958         8,318
                                                              -------      -------       -------       -------
  LOSS FROM OPERATIONS...........................              (1,962)      (3,192)       (4,777)       (8,441)
Interest expense.................................                 (37)         (76)         (259)         (146)
Interest income and other income, net............                  71          105           158           226
                                                              -------      -------       -------       -------
  LOSS BEFORE INCOME TAXES.......................              (1,928)      (3,163)       (4,878)       (8,361)
Provision (benefit) for income taxes.............                  --           --            --            --
                                                              -------      -------       -------       -------
NET LOSS.........................................             $(1,928)     $(3,163)      $(4,878)      $(8,361)
                                                              =======      =======       =======       =======
BASIC AND DILUTED NET LOSS PER SHARE.............              ($0.15)      ($0.84)       ($0.58)       ($2.23)
                                                              =======      =======       =======       =======
Weighted average common shares  outstanding......              12,849        3,772         8,418         3,751

See accompanying notes.

                                 CONNECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                         SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                                ----------------------------
                                                                                     1998            1997
                                                                                --------------  --------------
OPERATING ACTIVITIES
Net loss.....................................................................      $(4,878)        $(8,361)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization.........................................          751             912
       Amortization of deferred compensation.................................           22              21
       Changes in operating assets and liabilities:
          Accounts receivable................................................        1,098            (281)
          Prepaid expenses and other current assets..........................          429             (70)
          Deposits and other assets..........................................           10              28
          Accounts payable, accrued payroll and related expenses, other
          accrued liabilities, and extended vendor liabilities...............         (909)            (97)
          Deferred revenue...................................................         (226)            (58)
                                                                                   -------         -------
   Net cash used in operating activities.....................................       (3,703)         (7,906)
INVESTING ACTIVITIES
Purchases of property and equipment..........................................         (194)           (418)
                                                                                   -------         -------
   Net cash used in investing activities.....................................         (194)           (418)
FINANCING ACTIVITIES
Proceeds from issuance of common stock.......................................           --             411
Proceeds from issuance of notes payable......................................          311           1,750
Repayment of principal on notes payable......................................         (292)           (199)
Repayment of principal under capital lease obligations.......................         (275)           (265)
                                                                                   -------         -------
   Net cash provided (used) by financing activities..........................         (256)          1,697
                                                                                   -------         -------
Net decrease in cash and cash equivalents....................................       (4,153)         (6,627)
Cash and cash equivalents at beginning of period.............................        9,644          12,214
                                                                                   -------         -------
   Cash and cash equivalents at end of period................................      $ 5,491         $ 5,587
                                                                                   =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.......................................................      $   222         $   146
SUPPLEMENTAL NON-CASH FINANCING INFORMATION
Conversion of convertible notes into preferred stock and common stock........      $ 9,654         $    --

See accompanying notes.

                                 CONNECT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1) THE COMPANY AND SIGNIFICANT ACCOUNTING P0LICIES

BASIS OF PRESENTATION

  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial information should be read in conjunction with the financial statements and notes thereto included in CONNECT, Inc.'s ("CONNECT" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report"). The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. Certain prior year amounts previously reported, have been reclaimed to conform to 1998 presentation.

2) NET LOSS PER SHARE

  Basic and diluted net loss per share is based on the weighted average number of shares of Common Stock outstanding during the period presented, in accordance with statement of financial accounting standards No. 128 (earnings per share). The numbers of shares for three and six months ended June 30, 1998, are adjusted to reflect the one-for-five reverse stock split effected in February 1998.

  On April 1, 1998, the first day of the quarter being reported on, the Company announced that it reached agreement with all holders of CONNECT's Series A Preferred Stock to exchange all outstanding shares of Series A Preferred Stock for Common Stock. As a result of the exchange, each outstanding share of Series A Preferred Stock has been exchanged for 1.739 shares of Common Stock representing a price per share of Common Stock of $1.15. The closing of the exchange occurred on april 1, 1998. An aggregate of approximately 8,097,000 shares of Common Stock was issued as a result of the exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption, "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 1997, as well as the risks discussed elsewhere in this Quarterly Report. In particular such factors include: the Company's ability to sell and implement its products; the Company's ability to obtain addition capital on terms favorable to the Company, or at all; acceptance by the marketplace of the Company's products and services; the Company's ability to develop new products and services to meet market demand or that incorporate evolving industry standards; the Company's ability to compete effectively; acceptance of the Internet as a medium for electronic commerce and order management; the Company's dependence on the Internet infrastructure; the Company's dependence on certain third party software and services vendors; and the Company's ability to protect its intellectual property. Readers are cautioned not to place undue reliance on these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including, the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K filed by the Company.

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

  The Company derives revenue from software license fees and services. License fees primarily consist of revenue from licenses of the Company's application software. Service revenue consists of fees from implementation (including customization of licensed software), training, maintenance and support, contract software development projects, and system hosting and on-line services. On January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) which superceded Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1). Arrangements with effective dates prior to January 1, 1998 have been and will be accounted for under SOP 91-1.
Any amendments after January 1, 1998 to arrangements with effective dates prior to January 1, 1998 will be accounted for under SOP 97-2. The implementation of SOP 97-2 did not have a material adverse affect on the Company's business or revenue accounting practices or on the Company's reported revenues and earnings for the three and six months ended June 30, 1998. In accordance with SOP 97-2 all elements of software licensing arrangement are separately identified and accounted for based on relative fair values of each element, and revenue is recognized as elements are delivered. License fees under contracts requiring significant implementation, including customization, of licensed application software are recognized on a percentage-of-completion basis. Revenue from implementation services is recognized as the services are performed.

  The Company also typically enters into maintenance agreements in connection with licenses of its application software under which revenue is recognized ratably over the term of the agreement, generally one year. Usage fees related to the Company's training, system-hosting services, private on-line services and consulting services are recognized as the services are performed.

  The Company incurred net losses in each fiscal year since its inception and as of June 30, 1998, has an accumulated deficit of $66.4 million. The Company's operating expenses increased in 1997 and 1996 as the Company made investments related to the development and introduction of OneServer, OrderStream and PurchaseStream. To date, all research and development costs have been expensed as incurred, instead of being capitalized, because the costs have not been material. The Company anticipates its operating expenses will continue to decrease during the reminder of the 1998 fiscal year as compared to 1997, primarily as a result of the reduction of headcount affected at the beginning of the second quarter of 1998. Although the reduction in headcount could help the Company meet its operating expense objectives, such reduction could adversely impact the Company's sales, marketing and product development efforts. As the market for Internet-based electronic commerce continues to evolve, the combination of an evolving market and the Company's dependence on a relatively small number of large value transactions has created additional complexities in forecasting revenues and, therefore, staffing requirements. Because of these conditions, and the Company's limited resources, the Company has focused on controlling expenses and has reduced headcount until a clearer picture of market demands, and its abilities to meet them, exists. The Company anticipates that operating expenses will continue to exceed revenues, resulting in continuing net losses and negative cash flow from operations for the foreseeable future.

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

  The Company has incurred net losses and experienced significant negative cash flow from operations since inception. As of June 30, 1998, the Company has an accumulated deficit of $66.4 million. Based upon its current operating plan, the Company believes it has adequate cash balances to fund its operations through December 31, 1998. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company me be unable to continue operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures of other requirements, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

  In July 1998, the Company announced that it has hired Alliant Partners, a Palo Alto, California based investment-banking firm, to assist the Company in evaluating opportunities to enhance stockholder value through strategic relationships, including those that could lead to the sale of the Company.
There can be no assurance that the Company will succeed in enhancing stockholder value through these actions.

  The listing requirements of The Nasdaq Stock Market, Inc. ("Nasdaq") require the Company to maintain net tangible assets of at least $4 million (the "NTA Requirement"). The Company's net tangible assets were approximately $4.1 million as of June 30, 1998. In addition, in order for the Company to remain listed on The Nasdaq National Market, the Company must continue to meet the following additional listing criteria on an ongoing basis in addition to the NTA
Requirement: (i) nonaffiliates of the Company must hold at least 750,000 shares of Common Stock; (ii)nonaffiliates of the Company must hold at least $5 million of Common Stock (the "Float Requirement"); (iii)the Company must have at least 400 stockholders, each holding at least 100 shares of Common Stock; (iv)the minimum bid price of the Common Stock must be at least $1.00 per share; and (v) the Company must have at least two market makers. There can be no assurance that the Company will be able to maintain compliance with the NTA Requirement or any such additional listing requirements. Furthermore, the Company anticipates that it will continue to incur net losses for the foreseeable future, which will cause the Company's net tangible assets to decline below $4 million. As a result of any or a combination of these factors or the failure of the Company to satisfy any other requirements under the Rule, the Common Stock would likely be delisted from The Nasdaq National Market. The removal of the Common Stock from listing on The Nasdaq National Market most likely would have a material adverse effect on the market price of the Common Stock and on the ability of stockholders and investors to buy and sell shares of the Common Stock in the public markets.

Revenue

  Total revenue was $1,688,000 for the three months ended June 30, 1998, compared to $3,180,000 for the comparable period in 1997, a decrease of 47%. Total revenue for the six months ended June 30, 1998 was $3,940,000 compared to $5,067,000 for the comparable period in 1997, a decrease of 22%. In the quarter ended June 30, 1998 three customers represented approximately 24%, 22% and 13% of the total revenue, respectively. For the six months ended June 30, 1998 two customers represented approximately 26% and 11% of total revenue, respectively. One customer was represented in both the three and six months' periods. No other customer contributed more than 10% for the three and six months ended June 30, 1998.

  License. License revenue was $460,000 or 27% of total revenue for the three months ended June 30, 1998, compared to $1,479,000, or 47% of total revenue, for the comparable period in 1997. This represents a decrease of $1,019,000 or 69%. For the six months ended June 30, 1998 license revenue was $1,485,000 or 38% of total revenue, compared to $1,882,000 or 37% of total revenue, for the six months ended June 30, 1997. This represents a decrease of $397,000 or 21%. The three and six month decreases in license revenue is attributable to several factors, including potential customers extending their decision process, due to limitations on MIS resources that are committed to Year 2000 projects or their derivative, and the implementation of major ERP systems.

  Service. Service revenue was $1,228,000, or 73% of total revenue for the three months ended June 30, 1998, compared to $1,701,000, or 53% of total revenue, for the comparable period in 1997. This represents a decrease of $473,000 or 28%. For the six months ended June 30, 1998 service revenue was $2,455,000 or 62% of total revenue, compared to $3,185,000 or 63% of total revenue for the comparable period in 1997. This represents a decrease of $730,000 or 23%. Service revenue in 1998 is lower than 1997 primarily due to reduced staff associated with fewer software implementation projects.

Cost of Revenue

  Cost of License. Cost of license revenue includes sub-license fees and expenses relating to product media duplication and manuals. Cost of license revenue was $116,000, or 25% of license revenue, for the three months ended June 30, 1998, compared to $218,000, or 15% of license revenue for the comparable period in 1997. The 10% increase in cost of license revenue as a percentage of license revenue from 1997 to 1998 is primarily related to fixed departmental costs associated with product documentation costs. For the six months ended June 30, 1998 cost of license revenue was $294,000 or 20% of license revenue, compared to $394,000 or 21% of license revenue for the comparable period in 1997.

  Cost of Service. Cost of service revenue consists of cost of implementation services including fees for third-party contract developers, company personnel costs, training and customer support costs for OneServer; costs associated with contract software development projects, telecommunications, depreciation related to hosting services and the operation of the Company's private online service. Cost of service revenue was $1,063,000 or 87% of service revenue for the three months ended June 30, 1998, compared to $2,113,000, or 124% of service revenue, for the comparable period in 1997. For the six months ended June 30, 1998 cost of service revenue was $2,465,000 or approximately 100% of service revenue, compared to $4,796,000 or 151% of service revenue for the comparable period of 1997. The cost as a percent of revenue declined in 1998 due to cost reduction steps taken in the Company's services business and the absence of charges in the first and second quarters of 1998 related to fixed price contracts that existed in the previous year.

Operating Expenses

  Research and Development. Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses for the three months ended June 30, 1998 were $989,000 or 59% of total revenue, compared with $1,214,000 or 38% for the comparable period in 1997. Expenses for the six months ended June 30, 1998 were $2,300,000 or 58% of total revenue, compared with $2,622,000 or 52% for the comparable period in 1997. The decline in total research and development expense is related to staffing and cost reduction measures. The Company expects research and development expenses in 1998 to continue to be lower than 1997 levels.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions of sales and marketing personnel, travel, and marketing and promotional expense. Sales and marketing expenses were $868,000 or 51% of total revenue for the three months ended June 30, 1998 compared with $2,136,000 or 67% of total revenue for the comparable period in 1997. For the six months ended June 30, 1998 expenses were $2,308,000 or 59% of total revenue, compared to $4,354,000 or 86% of total revenue for the comparable period in 1997. The sales and marketing costs decrease in 1998 from 1997 was attributable to lower sales revenue, decreased staffing and reductions in marketing expenditures.

  General and Administrative. General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses, as well as legal, accounting and public company related
expenses.   General and administrative expenses were $614,000 or 36% of total revenue for the three months ended June 30, 1998, compared with $691,000 or 22% of total revenue for the comparable period in 1997. For the six months ended June 30, 1998, expenses were $1,350,000 or 34% of total revenue, compared with $1,342,000 or 26% of total revenue for the comparable period in 1997. The Company expects 1998 general and administrative expenses to remain relatively constant in absolute dollars with general and administrative expense in 1997.

Other Income(Expense)

  Other income (expense) consists primarily of interest expense and interest income. Interest expense, which resulted principally from interest incurred under notes payable and capital lease obligations, was $37,000 or 2% of total revenue for the three months ended June 30, 1998, compared with $76,000 or 2% for the comparable period in 1997. For the six months ended June 30, 1998 interest expense was $259,000 or 7% of total revenue, compared to $146,000 or 3% for the comparable period in 1997. Interest expense increased in 1998 from 1997 due to interest associated with the convertible notes issued in November 1997. Interest expense in the second quarter of 1998 was $37,000, and was substantially lower than the first quarter interest expense for 1998 of

$222,000, due to the conversion of convertible notes to preferred stock and common stock.

  Interest and other income principally represents interest earned on cash balances. Interest and other income was $71,000 or 4% of total revenue for the three months ended June 30, 1998, compared with $105,000 or 3% of total revenue for the comparable period in 1997. For the six months ended June 30, 1998 interest income was $158,000 or 4% of total revenue, compared to $226,000 or 4% of total revenue for the comparable period in 1997. This decrease is primarily due to lower cash balances in 1998.

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

  Further, the Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net loss is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, the Company's future operating results may be below the expectations of securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Risk Factors - Fluctuations in Quarterly Operating Results" in the Company's Annual Report on Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations to date primarily through the private and public sale of debt and equity securities and the use of capitalized leases for equipment financing. The Company had working capital of $2.9 million at June 30, 1998.

  During the six months ended June 30, 1998 and 1997, net cash used in operating activities was $3.7 million and $7.9 million respectively, primarily due to net losses incurred by the Company.

  During the six months ended June 30, 1998 and 1997, the Company used $194,000 and $418,000 respectively, in investing activities primarily for the purchase of property and equipment. Net cash used by financing activities for the six months ended June 30, 1998 was $256,000, primarily from the repayment of notes payable and principal under capital lease obligations. Net cash provided by financing activities for the six months ended June 30, 1997 was $1,697,000, primarily from the issuance of notes payable.

  The Company has incurred net losses and experienced significant negative cash flow from operations since inception. As of June 30, 1998, the Company has an accumulated deficit of $66.4 million. Based upon its current operating plan, the Company believes it has adequate cash balances to fund its operations through December 31, 1998. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company me be unable to continue operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures of other requirements, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

                          PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           Not applicable

ITEM 2.    CHANGES IN SECURITIES
           On April 1, 1998, each outstanding share of Series A Preferred Stock was exchanged for 1.739 shares of Common Stock, representing a price per share of Common Stock of $1.15. An aggregate of approximately 8,097,000 shares of Common Stock was issued as a result of the exchange. The Company relied on Section 3(a)(9) of the Act, which provides an exemption from the registration requirements of the act for exchanges of securities with existing security holders.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           The Company held its Annual Meeting of Stockholders on May 28, 1998 at the Company's offices in Mountain View, California, where the following matters were submitted to a vote of the stockholders, with the results as noted below.

           1. Election of five (5) directors to serve until the 1999 Annual Meeting of Stockholders or until their respective successors are elected and qualified.

                                                                 Broker
                                   Favor    Opposed  Abstain   Non Voters
                                   -----    -------  -------   ----------
           Gordon J. Bridge     10,287,835     -       962          -
           Promod Haque         10,288,035     -       762          -
           Richard H. Lussier   10,288,035     -       762          -
           Craig D. Norris      10,288,035     -       762          -
           Rory T. O'Driscoll   10,288,035     -       762          -

           2. Approval of amendment and restatement of the Company's Amended and Restated Certificate of Incorporation to eliminate references to series of Preferred Stock which had been previously outstanding.

                                                               Broker
                       Favor       Opposed     Abstain       Non Voters
                       -----       -------     -------       ----------
                     8,578,444      1,159        900         1,708,294

           3. Approval of amendment to the 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares and to increase the maximum number of shares subject to options that may be issued to any one employee during a fiscal year to 1,000,000 shares.

                                                               Broker
                       Favor       Opposed     Abstain       Non Voters
                       -----       -------     -------       ----------
                     8,574,599      4,949        955         1,708,294

           4. Ratification of the appointment of Ernst and young LLP as independent auditors of the Company for the fiscal year ending December 31, 1998.

                                                               Broker
                       Favor       Opposed     Abstain       Non Voters
                       -----       -------     -------       ----------
                    10,287,187      1,110        500              -

ITEM 5.    OTHER INFORMATION
           Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A)  EXHIBITS
    ITEM    DESCRIPTION
    -----   -----------
     3.1    Second Amended and Restated Certificate of Incorporation of the
            Company.
    10.35   Change of Control Agreement between the Company and Amanda Reed
            Dated as of July 22, 1998.
    10.36   Change of Control Agreement between the Company and Pia
            Chamberlain dated as of July 22, 1998.
    27      Financial Data Schedule

B)          REPORT ON FORM 8-K
            1.  Form 8-K filed on July 7, 1998.
                (i) Item 5. Other Events. (Press Release relating to announcement of results for the quarter ended June 30, 1998 and certain other matters.)

            2.  Form 8-K filed on April 3, 1998.
                (i) Item 5. Other Events. (Press Releases relating to exchange and management restructures.)

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CONNECT, Inc.


Date:  August 14, 1998                          /s/ Craig D. Norris
-------------------------                       --------------------------
                                                Craig D. Norris
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)

Date:  August 14, 1998                          /s/ Joseph G. Girata
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