Form 10-Q
period 1998-09-30
CONNECT INC
filed 1998-11-16
CIK 831529

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  ---------
                                  FORM 10-Q
                                  ---------
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

As of November 11, 1998 there were 12,893,843 shares of the Registrant's Common Stock outstanding.

                                CONNECT, INC.

                              TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (Unaudited)

               Condensed Balance Sheets as of                                 3
               September 30, 1998 and December 31, 1997

               Condensed Statements of Operations for the three months        4
               and nine months ended September 30, 1998 and 1997

               Condensed Statements of Cash Flows for the                     5
               nine months ended September 30, 1998 and 1997

               Notes to Condensed Financial Statements                        6

          ITEM 2.   Management's Discussion and Analysis of Financial         6
                    Condition and Results of Operations

PART II - OTHER INFORMATION

          ITEM 1.   Legal Proceedings                                        13

          ITEM 2    Changes in Securities and Use of Proceeds                13

          ITEM 3    Defaults Upon Senior Securities                          13

          ITEM 4.   Submission of Matters to Vote of Security Holders.       13

          ITEM 5.   Other Information                                        13

          ITEM 6.   Exhibits and Reports on Form 8-K.                        13

SIGNATURES                                                                   14

ITEM 1.  FINANCIAL STATEMENTS

                                     CONNECT, INC.
                                CONDENSED BALANCE SHEETS
                           (in thousands, except share data)
                                       (Unaudited)

                                                                              September 30,      December 31,
                                                                                  1998               1997
                                                                          -------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents..........................................           $  3,812          $  9,644
     Accounts receivable, less allowances for doubtful accounts of $433
         at September 30, 1998 and $642 at December 31, 1997............                781             2,298
     Prepaid expenses and other current assets..........................                241               895
                                                                                   ---------         ---------
Total current assets....................................................              4,834            12,837
Property and equipment, net.............................................                714             2,442
Other assets............................................................                 55                85
                                                                                   ---------         ---------
      Total assets......................................................           $  5,603          $ 15,364
                                                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Notes payable......................................................           $    797          $    620
     Accounts payable...................................................                713             1,279
     Accrued payroll and related expenses...............................                291               609
     Other accrued liabilities..........................................              1,577             1,588
     Deferred revenue...................................................                375               681
     Current portion of extended vendor liabilities.....................                280               272
     Obligations under capital leases...................................                 63               355
                                                                                   ---------         ---------
Total current liabilities...............................................              4,096             5,404
     Notes payable......................................................                366               713
     Long-term portion of extended vendor liabilities...................                 78               224
     Long-term obligations under capital leases.........................                 --                 2
     Convertible notes..................................................                 --             9,654
Commitments and contingencies Stockholders' equity (deficit):
     Preferred stock:
         Authorized shares--3,500,000
         Issued and outstanding shares--None............................                 --                --
     Common stock: $.001 par value
         Authorized shares--60,000,000
         Issued and outstanding shares--12,893,847 at September 30, 1998
         and 3,827,806 at December 31, 1997.............................                 13                 4
     Additional paid-in capital.........................................             70,613            61,016
     Deferred compensation..............................................                (64)              (96)
     Accumulated deficit................................................            (69,499)          (61,557)
                                                                                   ---------         ---------
Total stockholders' equity (deficit)....................................              1,063              (633)
                                                                                   ---------         ---------
Total liabilities and stockholders' equity (deficit)....................           $  5,603          $ 15,364
                                                                                   =========         =========

See accompanying notes.

                                 CONNECT, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except loss per share data)
                                  (Unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                       ----------------------------------------------------------
                                                           1998            1997           1998            1997
                                                           ----            ----           ----            ----
REVENUE:
     License........................................... $   123         $   613         $ 1,608         $ 2,495
     Service...........................................     978           1,410           3,433           4,595
                                                        --------        --------        --------        --------
         Total revenue.................................   1,101           2,023           5,041           7,090

COST OF REVENUE:
     License...........................................     121             151             415             545
     Service...........................................     963           1,788           3,428           6,584
                                                        --------        --------        --------        --------
         Total cost of revenue.........................   1,084           1,939           3,843           7,129
                                                        --------        --------        --------        --------
     Gross profit (loss)                                     17              84           1,198             (39)

OPERATING EXPENSES:
     Research and development..........................     853           1,105           3,153           3,727
     Sales and marketing...............................     742           1,473           3,050           5,827
     General and administrative........................     411             634           1,761           1,976
     Nonrecurring charges..............................   1,098              --           1,098              --
                                                        --------        --------        --------        --------
         Total operating expenses......................   3,104           3,212           9,062          11,530
                                                        --------        --------        --------        --------
     LOSS FROM OPERATIONS..............................  (3,087)         (3,128)         (7,864)        (11,569)
Interest expense.......................................     (27)           ( 67)           (274)           (213)
Interest income and other income, net..................      50              40             196             266
                                                        --------        --------        --------        --------
     LOSS BEFORE INCOME TAXES..........................  (3,064)         (3,155)         (7,942)        (11,516)
Provision (benefit) for income taxes...................      --              --              --              --
                                                        --------        --------        --------        --------

      NET LOSS......................................... $(3,064)        $(3,155)        $(7,942)       $(11,516)
                                                        ========        ========        ========       =========

BASIC AND DILUTED NET LOSS PER SHARE...................  ($0.24)         ($0.83)         ($0.80)         ($3.05)
                                                        ========        ========        ========       =========

Weighted average common shares outstanding.............  12,890           3,807           9,909           3,770


See accompanying notes.

                                 CONNECT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                            Nine Months
                                                                                        Ended September 30,
                                                                                        -------------------
                                                                                         1998         1997
                                                                                         ----         ----
OPERATING ACTIVITIES
Net loss.....................................................................          $(7,942)     $(8,361)
Adjustments to reconcile net loss to net cash used in operating activities:
   Write-off of certain assets relating to nonrecurring charges..............            1,038           --
   Depreciation and amortization.............................................            1,081          912
   Amortization of deferred compensation.....................................               32           21
   Changes in operating assets and liabilities:
         Accounts receivable.................................................            1,517         (281)
         Prepaid expenses and other current assets...........................              471          (70)
         Other assets........................................................               30           28
         Accounts payable, accrued payroll and related expenses, other
         accrued liabilities, and extended vendor liabilities................           (1,081)         (97)
         Deferred revenue....................................................             (306)         (58)
                                                                                       --------     --------
   Net cash used in operating activities.....................................           (5,160)      (7,906)

INVESTING ACTIVITIES
Purchases of property and equipment..........................................             (208)        (418)
                                                                                       --------     --------
   Net cash used in investing activities.....................................             (208)        (418)

FINANCING ACTIVITIES
Proceeds from issuance of common stock.......................................               --          411
Proceeds from issuance of notes payable......................................              311        1,750
Repayment of principal on notes payable......................................             (481)        (199)
Repayment of principal under capital lease obligations.......................             (294)        (265)
                                                                                       --------     --------
   Net cash provided (used) by financing activities..........................             (464)       1,697
                                                                                       --------     --------

Net decrease in cash and cash equivalents....................................           (5,832)      (6,627)
Cash and cash equivalents at beginning of period.............................            9,644       12,214
                                                                                       --------     --------
   Cash and cash equivalents at end of period................................          $ 3,812      $ 5,587
                                                                                       ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.......................................................          $   274      $   146

SUPPLEMENTAL NON-CASH FINANCING INFORMATION
Conversion of convertible notes into preferred stock and common stock........          $ 9,654      $    --


See accompanying notes.

                                 CONNECT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1) THE COMPANY AND SIGNIFICANT ACCOUNTING P0LICIES

BASIS OF PRESENTATION

  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial information should be read in conjunction with the financial statements and notes thereto included in CONNECT, Inc.'s ("CONNECT" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report"). The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. Certain prior year amounts previously reported, have been reclassified to conform to 1998 presentation.

2) NET LOSS PER SHARE

  Basic and diluted net loss per share is based on the weighted average number of shares of Common Stock outstanding during the period presented, in accordance with statement of financial accounting standards No. 128 (earnings per share). The numbers of shares for three and nine months ended September 30, 1998, are adjusted to reflect the one-for-five reverse stock split effected in February 1998.

3) NONRECURRING CHARGES

  During the quarter the Company recorded a nonrecurring charge of approximately $1.1 million. The charge included $1.04 million for write off of certain assets and $60,000 for severance payments to certain employees. This charge was recorded as a result of the Company's shift in business direction from designing, marketing, developing and supporting software for internet base interactive commerce to being a consulting service organization providing internet systems integration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption, "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 1997, as well as the risks discussed elsewhere in this Quarterly Report. In particular such factors include: the Company's ability to implement and execute its revised business model focused on software services; acceptance by the marketplace of the Company's services; the Company's ability to implement its revised business model with its existing cash resources; the Company's ability to obtain additional capital on terms favorable to the Company, or at all; the Company's ability to offer new services to meet market demand or that incorporate evolving industry standards; the Company's ability to compete effectively; acceptance of the Internet as a medium for electronic commerce and order management; the Company's dependence on the Internet infrastructure; and the Company's dependence on certain third party software and services vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including, the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K filed by the Company.



OVERVIEW

  The Company historically designed, developed, marketed and supported application software for Internet-based interactive commerce. On October 12, 1998, the Company announced a shift in business direction and focus, to providing Internet systems integration based on technologies from both Connect and industry partners. This decision effectively unified its consulting service organization and its software products group into a single consulting services organization providing Internet systems integration, as well as extending its current service business to emphasize building cross-enterprise e-Business solutions. Connect provides integration solutions to enable Internet-based electronic commerce and build the "Connected Corporation" from any link in the emerging network supply chain. CONNECT's Web time-driven professional services enable Connected Corporations to build open, multi-vendor e-business solutions that allow them to compete effectively in the digital economy using best-of-breed technologies. Utilizing innovative methodologies combined with cutting-edge technical expertise to conceptualize, design, develop, and deploy e-Business solutions facilitated by Internet technologies. This will allow the Company to leverage its core competencies and deliver to its customers consulting services solutions.

  The Company has historically derived revenues from software license fees and services. License fees primarily consisted of revenue from licenses of the Company's application software. Service revenue consisted of fees from implementation (including customization of licensed software), training, maintenance and support, contract software development projects, and system hosting and on-line services. On January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) which superceded Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1). Arrangements with effective dates prior to January 1, 1998 have been and will be accounted for under SOP 91-1. Any amendments after January 1, 1998 to arrangements with effective dates prior to January 1, 1998 will be accounted for under SOP 97-2. The implementation of SOP 97-2 did not have a material adverse affect on the Company's business or revenue accounting practices or on the Company's reported revenues and earnings for the three and nine months ended September 30, 1998. In accordance with SOP 97-2, all elements of software licensing arrangements are separately identified and accounted for based on relative fair values of each element, and revenue is recognized as elements are delivered. License fees under contracts requiring significant implementation, including customization, of licensed application software are recognized on a percentage-of-completion basis. Revenue from implementation services is recognized as the services are performed.

  The Company has also typically entered into maintenance agreements in connection with licenses of its application software under which revenue is recognized ratably over the term of the agreement, generally one year. Usage fees related to the Company's training, system-hosting services, private on-line services and consulting services are recognized as the services are performed.

  The Company incurred net losses in each fiscal year since its inception and as of September 30, 1998, has an accumulated deficit of $69.5 million. The Company's operating expenses increased in 1997 and 1996 as the Company made investments related to the development and introduction of OneServer, OrderStream and PurchaseStream. To date, all research and development costs have been expensed as incurred, instead of being capitalized, because the costs have not been material. The Company anticipates its operating expenses will continue to decrease during the reminder of the 1998 fiscal year as compared to 1997, primarily as a result of a headcount reductions and one-time charges associated with write-off's resulting from the Company's decision to focus its business on providing Internet systems integration.

Although the reduction in headcount could help the Company meet its operating expense objectives, such reduction could adversely impact the Company's sales and marketing efforts. As the market for Internet-based electronic commerce continues to evolve, the combination of an evolving market and the Company's decision to focus on its Internet systems integration business has created additional complexities in forecasting revenues and, therefore, staffing requirements. Because of these conditions, and the Company's limited resources, the Company has focused on controlling expenses and has reduced headcount until a clearer picture of market demands, and its abilities to meet them, exists.
The Company anticipates that operating expenses will continue to exceed revenues, resulting in continuing net losses and negative cash flow from operations for the remainder of 1998.

  The Company's prospects are dependent upon the successful acceptance of its service offerings by the market. In addition, the Company's markets are new and rapidly evolving, which heightens these risks and uncertainties. To address these risks, the Company must, among other things, successfully implement its marketing strategy, respond to competitive developments, and integrate new technologies and industry standards into its solutions offerings. There can be no assurance that the Company will succeed in addressing any or all of these risks. See "Risk Factors" in the Annual Report, as well as the risks discussed elsewhere in this Quarterly Report.

  The Company has incurred net losses and experienced significant negative cash flow from operations since inception. As of September 30, 1998, the Company has an accumulated deficit of $69.5 million. Based upon its current operating plan, the Company believes it has adequate cash balances to fund its operations through December 31, 1998. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to continue operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures of other requirements, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

  In July 1998, the Company announced that it had hired Alliant Partners, a Palo Alto, California based investment-banking firm, to assist the Company in evaluating opportunities to enhance stockholder value through strategic relationships, including those that could lead to the sale of the Company. On October 12, 1998, the Company announced the formal effort to identify investment partners working with Alliant Partners had ended.

  On October 15, 1998, the Company was informed by the Nasdaq Stock Market ("Nasdaq") of a concern regarding the continued listing of the Company's Common Stock on the Nasdaq National Market, specifically, the Common Stock failed to maintain a minimum bid price of at least $1.00 per share. The Company was given 90 days (until January 13, 1999) to regain compliance. In order to regain compliance, the bid price must be greater than or equal to $1.00 per share for 10 consecutive trading days. There can be no assurance that the Company will be able to regain compliance with such requirement.

  In addition, the listing requirements of Nasdaq require the Company to maintain net tangible assets of at least $4 million (the "NTA Requirement"). The Company's net tangible assets were approximately $1.1 million as of September 30, 1998. It is unlikely that the Company will be able to regain compliance with the NTA Requirement in 90 days, which will likely cause the Company's stock to be delisted from The Nasdaq National Market. The removal of the Common Stock from listing on The Nasdaq National Market most likely would have a material adverse effect on the market price of the Common Stock and on the ability of stockholders and investors to buy and sell shares of the Common Stock in the public markets.



Revenue

  Total revenue was $1,101,000 for the three months ended September 30, 1998, compared to $2,023,000 for the comparable period in 1997, a decrease of 46%. Total revenue for the nine months ended September 30, 1998 was $5,041,000 compared to $7,090,000 for the comparable period in 1997, a decrease of 29%. For the three months ended September 30, 1998, three customers represented approximately 28%, 20% and 17% of total revenue. For the nine months ended September 30, 1998, two customers represented approximately 26% and 13% of total revenue, respectively. Two customers were represented in both the three and nine months' periods. No other customer contributed more than 10% for the three and nine months ended September 30, 1998.

  License.   License revenue was $123,000 or 11% of total revenue for the three months ended September 30, 1998, compared to $613,000, or 30% of total revenue, for the comparable period in 1997. This represents a decrease of $490,000 or 80%. For the nine months ended September 30, 1998 license revenue was $1,608,000 or 32% of total revenue, compared to $2,495,000 or 35% of total revenue, for the nine months ended September 30, 1997. This represents a decrease of $887,000 or 36%. The three and nine month decreases in license revenue is attributable to several factors, including potential customers extending their decision process, limitations on MIS resources that are committed to Year 2000 projects or their derivative, and the implementation of major ERP systems.

  Service.   Service revenue was $978,000, or 89% of total revenue for the three months ended September 30, 1998, compared to $1,410,000, or 70% of total revenue, for the comparable period in 1997. This represents a decrease of $432,000 or 31%. For the nine months ended September 30, 1998 service revenue was $3,433,000 or 68% of total revenue, compared to $4,595,000 or 65% of total revenue for the comparable period in 1997. This represents a decrease of $1,162,000 or 25%. Service revenue in 1998 is lower than 1997 primarily due to reduced staff associated with fewer software implementation projects.


Cost of Revenue

  Cost of License Revenue.   Cost of license revenue includes sub-license fees
and expenses relating to product media duplication and manuals. Cost of license revenue was $121,000, or 98% of license revenue, for the three months ended September 30, 1998, compared to $151,000, or 25% of license revenue for the comparable period in 1997. The increase in cost of license revenue as a percentage from 1997 to 1998 is due primarily to the write-down of prepaid royalty costs associated with the decision to focus is business on providing Internet systems integration. For the nine months ended September 30, 1998 cost of license revenue was $415,000 or 26% of license revenue, compared to $545,000 or 22% of license revenue for the comparable period in 1997.

  Cost of Service Revenue.   Cost of service revenue consists of cost of
implementation services including fees for third-party contract developers, company personnel costs, training and customer support costs for OneServer; costs associated with contract software development projects, telecommunications, depreciation related to hosting services and the operation of the Company's private online service. Cost of service revenue was $963,000 or 98% of service revenue for the three months ended September 30, 1998, compared to $1,788,000, or 127% of service revenue, for the comparable period in 1997. For the nine months ended September 30, 1998 cost of service revenue was $3,428,000 or approximately 100% of service revenue, compared to $6,584,000 or 143% of service revenue for the comparable period of 1997. The cost as a percent of revenue declined in 1998 due to cost reduction steps taken in the Company's services business and the absence of charges in the first and second quarters of 1998 related to fixed price contracts that existed in the previous year.


Operating Expenses

  Research and Development. Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses for the three months ended September 30, 1998 were $853,000 or 77% of total revenue, compared with $1,105,000 or 55% for the comparable period in 1997. Expenses for the nine months ended September 30, 1998 were $3,153,000 or 63% of total revenue, compared with $3,727,000 or 53% for the comparable period in 1997. The decline in total research and development expenses is related to staffing reductions and cost reduction measures. The Company expects research and development expenses for the balance of 1998 to decrease significantly due to the decision to focus its business on providing Internet systems integration services.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions of sales and marketing personnel, travel, and marketing and promotional expense. Sales and marketing expenses were $742,000 or 67% of total revenue for the three months ended September 30, 1998 compared with $1,473,000 or 73% of total revenue for the comparable period in 1997. For the nine months ended September 30, 1998 expenses were $3,050,000 or 61% of total revenue, compared to $5,827,000 or 82% of total revenue for the comparable period in 1997. The decrease in sales and marketing expenses in 1998 from 1997 was attributable to lower sales revenue, decreased staffing and reductions in marketing expenditures. For the balance of 1998 sales and marketing costs are expected to decrease significantly due to the decision to focus its business on providing Internet systems integration services.

  General and Administrative. General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses, as well as legal, accounting and public company related expenses. General and administrative expenses were $411,000 or 37% of total revenue for the three months ended September 30, 1998, compared with $634,000 or 31% of total revenue for the comparable period in 1997. Included in the third quarter results, general and administrative expenses had $1.1 million in one-time charges and write-offs resulting from the Company's decision to focus its business on providing Internet systems integration. For the nine months ended September 30, 1998, expenses were $1,761,000 or 35% of total revenue, compared with $1,976,000 or 28% of total revenue for the comparable period in 1997. The Company expects the balance of 1998 general and administrative expenses to decrease as it focuses its business on providing Internet systems integration services.

  NonRecurring Charge. During the quarter the Company recorded a nonrecurring charge of approximately $1.1 million. The charge included $1.04 million for write off of certain assets and $60,000 for severance payments to certain employees. This charge was recorded as a result of the Company's shift in business direction from designing, marketing, developing and supporting software for internet base interactive commerce to being a consulting service organization providing internet systems integration.

Other Income (Expense)

  Other income (expense) consists primarily of interest expense and interest income. Interest expense, which resulted principally from interest incurred under notes payable and capital lease obligations, was $27,000 or 2% of total revenue for the three months ended September 30, 1998, compared with $67,000 or 3% for the comparable period in 1997. For the nine months ended September 30, 1998 interest expense was $274,000 or 5% of total revenue, compared to $213,000 or 3% for the comparable period in 1997. Interest expense increased in 1998 from 1997 due to interest associated with the convertible notes issued in November 1997.

Interest and other income principally represents interest earned on cash balances. Interest and other income was $50,000 or 5% of total revenue for the three months ended September 30, 1998, compared with $40,000 or 2% of total revenue for the comparable period in 1997. For the nine months ended September 30, 1998 interest income was $196,000 or 4% of total revenue, compared to $266,000 or 4% of total revenue for the comparable period in 1997. This decrease is primarily due to lower cash balances in 1998.

  The Company has a tax loss carry forward and is currently incurring losses for tax purposes. Accordingly, there is no provision for income taxes.



FACTORS AFFECTING QUARTERLY OPERATING RESULTS

  The Company has experienced and expects to continue to experience significant fluctuations in quarterly operating results that may be caused by many factors including, among others, the Company's ability to implement and execute its new business strategy, rapid changes in the market place, risks related to the management of growth, the Company's ability to attract, train and retain qualified personnel, the Company's ability to build its sales staff and re-deploy its employees previously focused on the Company's software product offerings, development and promotional expenses related to the introduction of new services, changes in technology and industry standards, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt and orders from major customers, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability.

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

YEAR 2000 COMPLIANCE

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, thus rendering them incapable of properly managing and manipulating data that includes both 20/th/ and 21st century dates "Year 2000 Compliant". In connection with a normal plan Of upgrading its computer resources, the Company is currently installing or upgrading internal information systems in connection with operating its business. The vendors of these systems have represented that their systems are Year 2000 Compliant. The Company is also in the process of determining what other changes to its other information systems are necessary in order to make them Year 2000 Compliant. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems, could have a material adverse effect on the Company's business or results of operations.

  The Company believes that its most current release's of its software products are Year 2000 Compliant and the Company has begun a process of notifying each of its customers who are not on its current release. The Company is contacting its customers directly, by mail and by posting this information on the Company's web site. The inability of Company's previously released products to properly manage and manipulate data in the Year 2000 could result in increased warranty costs, customer satisfaction issues and potential lawsuits, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company has contacted each of its critical suppliers and vendors to determine the extent to which the Company's capabilities are vulnerable to failure by those third parties to mediate their own Year 2000 issues. The Company expects to complete this analysis by March 30, 1999.

The Company will proceed with further analysis or testing of its vendors' systems as needed. However, there can be no assurance that the systems and products of other companies on which the Company relies will be timely converted or that they will not have a material adverse impact on the Company.

The Company is in the process of developing a contingency plan. This plan is expected to be in place in the first half of 1999. The inability of the Company to develop and implement a contingency plan could result in a material adverse impact on the Company.

The Company currently estimates that total Year 2000 costs will not be material. Accordingly, the Company believes it has sufficient resources for the Year 2000 project from currently available cash reserves. The cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change.



LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations to date primarily through the private and public sale of debt and equity securities and the use of capitalized leases for equipment financing. The Company had working capital of $.7 million at September 30, 1998.

  During the nine months ended September 30, 1998 and 1997, net cash used in operating activities was $5.2 million and $7.9 million respectively, primarily due to net losses incurred by the Company.

  During the nine months ended September 30, 1998 and 1997, the Company used $208,000 and $418,000 respectively, in investing activities for the purchase of property and equipment. Net cash used by financing activities for the nine months ended September 30, 1998 was $464,000, primarily from the repayment of notes payable and principal under capital lease obligations. Net cash provided by financing activities for the nine months ended September 30, 1997 was $1,697,000, primarily from the issuance of notes payable.

  The Company has incurred net losses and experienced significant negative cash flow from operations since inception. As of September 30, 1998, the Company has an accumulated deficit of $69.5 million. Based upon its current operating plan and the decision to focus its business on providing Internet systems integration, the Company believes it has adequate cash balances to fund its operations through December 31, 1999. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company me be unable to continue operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures of other requirements, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

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

    27     Financial Data Schedule


b)         REPORT ON FORM 8-K
           1.  Form 8-K filed on September 17, 1998.
                     Item 5. Other Events. (Chief Financial Officer resignation and appointment of Controller as acting CFO.)

           2.  Form 8-K filed on October 12, 1998.
                     Item 5. Other events. (Accounting results for the quarter ended September 30, 1998.)

           3.  Form 8-K filed on October 21, 1998.
                     Item 5. Other events. (Delisting Notification and compliance requirements from Nasdaq)

                                  SIGNATURES
      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONNECT, Inc.


Date:  November 14, 1998               /s/ Craig D. Norris
-------------------------              --------------------------
                                       Craig D. Norris
                                       President and Chief Executive
                                         Officer
                                       (Principal Executive Officer)

Date:  November 14, 1998               /s/ Greigory O. Park
-------------------------              --------------------------
                                       Greigory O. Park
                                       Vice President, Finance &
                                         Administration, and
                                        (Principal Financial and
                                         Accounting Officer)