Form 10-K405
period 1998-12-31
CONNECT INC
filed 1999-03-16
CIK 831529

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934.

                  For the fiscal year ended December 31, 1998

                       Commission file number 000-20873

                                  CONNECT, INC
               (Exact name of registrant as specified in its charter)

           DELAWARE                                77-0431045
(State of incorporation)                (IRS Employer Identification Number)

                 515 Ellis Street,  Mountain View, CA 94043-2242
               (Address of principal executive offices and zip code)

    Registrant's telephone number, including area code: (650)254-4000

    Securities registered pursuant to Section 12(b) of the Act:  NONE

            Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                  (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No [  ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  As of March 9, 1999 there were 14,796,509 shares of registrant's common stock outstanding (as adjusted to reflect the one-for-five reverse stock split effected in February, 1998), and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 9, 1999) was approximately $52.2 million. Shares of the registrant's common stock held by each executive officer, director and holder of five percent or more of the registrant's common stock outstanding as of March 9, 1999 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

  Designated portions of Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

==============================================================================

                                    PART I.

     The following trademarks of Connect, Inc. (doing business as ConnectInc.com, the "Company") are used in this Form 10-K: OneServer, OrderStream, PurchaseStream and MarketStream.

     In February 1998, the Company effected a reverse split of all outstanding shares of its common stock such that each five shares of common stock were converted into one share of common stock. All common shares in this Form 10-K, including in the financial statements have been retroactively adjusted to reflect the reverse stock split. In connection with the reverse stock split, the conversion and exercise provisions of all outstanding shares, stock options, and warrants have been adjusted accordingly. Additionally, the Company increased the number of authorized shares of common stock from 40,000,000 to 60,000,000 and decreased the number of authorized shares of preferred stock from 10,000,000 to 3,500,000.

Item 1.  Business
                             THE BUSINESS OF THE COMPANY

     In addition to the historical information contained in this description of the business of the Company, this description contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing the words "believes," anticipates," "expects," and words of similar import.
Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risk factors set forth below under "-Risk Factors" and elsewhere in this Form 10-K. The Company assumes no obligation to update any forward-looking statements contained herein.

Overview

     The Company provides integration solutions to enable its customers to engage in Internet-based electronic commerce and extend their businesses through the emerging network supply chain. The Company's MarketStream software applications and Web time-driven professional services are designed to enable Connected Corporations to build open, multi-vendor e-business solutions that help them to compete effectively
in the digital economy using best-of-breed technologies.   The Company
utilizes innovative methodologies and advanced technical expertise to conceptualize, design, develop and deploy e-business solutions. This process is facilitated by the use of emerging Internet technologies. This business strategy allows the Company to leverage its core competencies and deliver to its customers effective applications and consulting services solutions.

     The Company historically designed, developed, marketed and supported application software for Internet-based interactive commerce. In October, 1998, the Company announced a shift in business direction and focus, to providing Internet systems and systems integration services based on technologies from both the Company and industry partners. It also focused on developing and concentrating its intellectual property around a new version of its MarketStream software application product. This combined applications, services and intellectual property strategy is the Company's "ServiceWare" approach to providing solutions for e-business. This decision effectively unified the Company's consulting engineering organization and its software products group into a single consulting services organization providing Internet systems integration, as well as extending its current service business to emphasize building cross-enterprise e-business solutions.

Products and Services

     The Company provides services and software to enable Internet-based electronic commerce, and build "Connected Corporations" from any link in the digital value chain.

     Integration Services. The Company's services and support capabilities address the growing demand for experienced electronic commerce application architects, implementation and support services, often collectively described as `web-sourcing', that helps companies to compete effectively in the digital economy. The Company's engagements are generally run on a fixed price basis. The Company has developed an approach to implementing projects that uses the Internet as a shared development platform. In addition, development is done on the Company's web site, not the customer's web site. This helps increase resource flexibility and reduce the cost of implementation for customers.

     MarketStream. The Company's MarketStream product is a flexible electronic commerce application that provides a broad technology foundation for e-business. Targeted specifically at companies looking to establish an e-business as an extension of their existing business model, or at new start-up companies as informediaries, MarketStream helps provide accelerated time-to-market. MarketStream includes support for integrated cross-supplier catalog search, product-specific attributes, tiered or customized pricing, buyer profiling and personalization, back-end system integration and robust reporting capabilities. Unlike many buy or sell-side applications that focus on only a portion of the business, MarketStream's scope of functionality reduces the technical effort required to build a customized application to support a major vertical market. Additionally, MarketStream is well suited to help customers create Extranet implementations, which allow formation of powerful partnerships across supplier and customer value chains.

     Maintenance and Support. The Company provides software maintenance, including product updates and technical support, to its customers and Solutions Partners (as defined below in "-Solution
Partners"). Fees charged depend upon the support level and size of the customer's application.

     Licensing and Third-Party Software. The Company typically provides its software on a component basis to its customers on a non-exclusive object code basis. A variety of software products may be integrated for its customers on an as-needed basis, including products from others at the web server level, the application server level and the database server level. If the Company's MarketStream application is to be utilized, the Company will sublicense the required software to customers and provide first line support. The Company's customers also may obtain licenses for such software directly from third party software vendors. The primary value of the Company's intellectual property is the application software that resides at the application server level in the technology architecture. This includes significant domain knowledge as well as application code designed to enable customers to quickly and easily address the business functionality that their application needs.

Customers

     As of December 31, 1998, the Company had licensed software to over thirty customers. Two customers accounted for 27% and 13% of the Company's revenue in 1998, compared to 18% and 12% for the same two customers for the comparable period in 1997.

Technology

     The Company's technology supports supply-chain e-commerce solutions for businesses expanding through the Internet. The supply-chain application suite is based on the Company's five years of experience in developing products and custom applications for the electronic commerce industry.

     Multi-buyer and multi-seller marketplace. MarketStream is designed for those special applications where the buy-side and the sell-side of a commerce transaction need to come together under one roof, with multiple buyers and multiple sellers. This can happen with new classes of vertical industry market-makers whose entire business model is dependent upon the Internet. It also can happen as an extension of an existing business to an Extranet. MarketStream software is designed to facilitate both these business models.

     Scalability. MarketStream is designed to support deployment over multiple database servers, web servers, or application servers, allowing for distributed processing.

     Industry Standard Technology. The application incorporates the following components: a web server layer, which can be represented by any industry standard web server; an application server, which can be any industry standard Java application server that supports Enterprise Java Beans; and a database layer, which can be represented by any JDBC compatible relational database. The product has been shipped by default with an Apache Web server, IBM's WebSphere application server, and an Oracle database license. The product does not rely upon any custom clients and can be used by an end user with an industry standard browser.

     Modular Feature Design. MarketStream offers an extensive range of features. Users can browse, perform full text searches, maintain a favorites list, perform quick searches and quick orders, maintain order templates, and track order status. Each functional element of the supply chain is implemented in a separate module designed to function independently of the other modules. Because business rules are localized to the module, customers can configure the application to support their particular supply chain model by activating or deactivating those modules pertinent to their business. As customers requirements grow, new modules can be created and added seamlessly to the application.

     Configurability. Site administrators can use their web browser to customize the presentation layer of their site through an intuitive user interface. The customer can modify how buyers move through their site, as well as change the look and feel of each page on the site.

     Security. MarketStream's security module allows the administrator to determine which types of users have access to the site and what they can do. As with all administrative functions, security administration is easily accomplished through a web browser and requires no coding knowledge on the administrator's part.

     Easy back-end administration. MarketStream's administration wizard automatically knows what type of administration a user can perform: content administration, customer service (user and order management), and/or company administration. This makes for easy ability to add buyers, change security and approval levels without any particular level of technology competency on the administrator's side.

Marketing and Sales

     The Company's primary sales and marketing efforts are through the Internet and strategic partner programs. Marketing efforts are focused on increasing awareness of the Company and its products in selected target markets, and positioning the Company as a leading electronic commerce services and software provider. The Company's marketing programs have four primary goals: lead generation, market education and awareness, sales effectiveness and product management. The Company's market education and awareness activities include seminars, speaking engagements and sponsorship of market studies by leading industry analysts. In addition, the Company utilizes direct mail, public relations, trade shows, telemarketing and innovative sales tools to disseminate its marketing message, generate sales leads, and improve sales effectiveness. The Company works with customers and industry experts to ensure that its products will satisfy market requirements.

     The Company's primary market is mid-sized companies ranging from $200 million to $5 billion in annual sales. Additionally, the Company markets its applications and services to start-up companies which wish to establish their e-commerce businesses in a very short timeframe. Marketing and sales efforts are focused on four channels - direct sales, the IBM channel, other strategic partner opportunities and the Company's Affinity Partner Program ("CAPP"). The Company conducts telemarketing and other campaigns with leading analysts such as AMR Research aimed at creating market awareness and generating leads. The Company's agreement with IBM entitles IBM to sell the MarketStream application, and also provides that the Company will have joint marketing and sales opportunities through participating with IBM at trade shows and other events. A goal of the CAPP program is to create re-marketers of the Company's software in 12 strategic major metropolitan areas across the United States, where the Company's software provides an electronic commerce capability to integrate with other re-seller capabilities. The CAPP program is currently scheduled to roll out during the first half of 1999.

Solution Partners

     A key element of the Company's strategy is to continue to expand its strategic alliances with business solution partners ("Solution Partners"). The Company believes that such relationships promote the visibility of its applications and services and enable the Company to supplement its core products and services to provide a complete solution to customers' e-commerce integration needs. The Company's Solution Partners can be segmented into the following three categories:

     Technology Providers. The Company has incorporated industry-leading software as options into its products. The Company offers software from IBM (Websphere and MQ Messaging), Fulcrum Technologies ("Fulcrum") (text search engine) and RSA Data Security, Inc. ("RSA") (encryption). In addition, the Company has licensing agreements with Intershop, Open Market and Netscape Communications Corporation
("Netscape").    The Company has engaged in joint marketing activities
with other technology companies, including Hewlett-Packard Company and Sun Microsystems, Inc.

     Solution Enhancement. The Company works with other companies that offer additional complementary solution elements. These include TSI Incorporated (data mapping/backend integration), Rational Software Corporation (object modeling tool), CyberCash, Inc. (payment processing), Verisign, Inc. (authentication), and Cognos Inc. (reporting tools).

     Professional Services. The Company works with a group of leading professional service organizations to assist customers in implementing its software solutions. These organizations include Andersen Consulting, Computer Sciences Corporation, Compuware Corporation, and Cambridge Technology Partners. These providers perform services such as business process reengineering and integration, database design and application development.

Research and Development

        Since inception, the Company has made substantial investments in research and product development. The Company's research and development expenses were $3.2 million in 1998, $5.0 million in 1997, and $4.7 million in 1996.

        The Company's research and development efforts are currently focused on MarketStream, a flexible electronic commerce application that provides a broad technology foundation for e-business. The cost associated with the development of this product is not expected to be material and will be expensed in the first quarter of 1999. The cost of ongoing development and support of MarketStream is not expected to be material. Research and development costs could vary, however, depending upon the successful development and market acceptance of the product.

     The Company's success will depend upon its ability to provide new services and products that meet changing customer requirements. The market for the Company's services and products is characterized by rapidly changing technology, evolving industry standards and customer requirements, emerging competition and frequent new service and product introductions. As a result, the Company may be required to change and improve its services and products in response to changes in operating systems, application and networking software, computer and communications hardware, programming tools and computer language technology. There can be no assurance that the Company will be able to successfully respond to changing technology, identify new opportunities or develop and bring new services and products to market in a timely manner. Failure of the Company, for technological or other reasons, to develop and introduce new services, products and product enhancements that are compatible with industry standards and that satisfy customer requirements could have a material adverse effect on the Company's business, operating results and financial condition.

Competition

     The market for Internet-based electronic commerce solutions and software is new, rapidly evolving and intensely competitive. The
Company expects competition to intensify in the future.

     The Company competes with electronic commerce solution providers, system integrators, providers of business application software, vendors of prepackaged electronic commerce software and vendors of software tools for developing electronic commerce applications for web-based business. Additionally, potential customers may elect to utilize their internal information technology resources to develop their own electronic commerce solutions. The Company's competitors may compete with its solution and service business and/or the applications the Company has developed or may in the future develop. Competitors include Viant Corporation, Scient, Corp., The Extraprise Group, Epicentric, Inc., Webridge, Inc., Click Interactive, Inc., Open Market, Inc. and BroadVision, Inc. in the application areas. The Company expects additional competition from other emerging and established companies, including Microsoft, IBM/Lotus, Oracle Corporation ("Oracle"), Interworld, and Netscape (specifically the former Actra division) all of which have announced or released products for Internet-based electronic commerce or Intranet requisitioning. The Company's potential competitors also include a number of successful client/server applications software companies, such as Baan, PeopleSoft, Vantive and SAP, and EDI solution vendors, including Sterling Commerce and General Electric Information Services ("GEIS").

     Many of the competitors listed above have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment.
Such competitors may be able to undertake more extensive promotional activities adopt more aggressive pricing policies and offer more attractive terms to purchasers than the Company and to bundle their products in a manner that may discourage users from purchasing products and/or services offered by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete effectively with competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that rapid implementation of electronic commerce solutions and services as well as software applications are critical to success in the Internet-based electronic commerce market. The Company has a limited history in implementing its solutions, services and products, and there can be no assurance that the Company will be able to meet customer needs and expectations in this regard. Additional competitive factors affecting the market for the Company's solutions, services and software products include vendor and product reputation, architecture, functionality and features, ease of use, time-to-market, quality of support, product quality, performance and price. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technical change and competitors' innovations. Performance in these areas will, in turn, depend upon the Company's ability to attract and retain highly qualified technical and sales personnel in a competitive market for experienced and talented software developers, sales representatives and managers.

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

     The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps and there can be no assurance that third parties will not assert infringement claims against the Company. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition could be materially adversely affected.

Employees

     At December 31, 1998, the Company employed 35 people full time, 4 of whom were involved in sales and marketing, 25 of whom were involved in services and 6 of whom were involved in finance and administration. The Company has not experienced any work stoppages and considers its employee relations to be good.

Recent Developments

     In December, 1998, the Company was informed by The Nasdaq Stock Market, Inc. ("Nasdaq") that it did not meet the requirements for the continued listing of its common stock on the Nasdaq National Market. Specifically, Nasdaq's listing rules require the Company to maintain net tangible assets of at least $4 million, and the Company's net tangible assets were $1.1 million as of September 30, 1998. On January 22, 1999, the Company completed a private placement of 1,538,462 shares of common stock at $2.60 per share, resulting in net proceeds of approximately $4.0 million. The Company believes that it is currently in compliance with the net tangible assets requirement and all other continuing listing requirements for the Nasdaq National Market.

                                    RISK FACTORS

     In evaluating our business, prospective investors should carefully consider the following risks in addition to the other information in this prospectus or in the documents referred to in this prospectus. Any of the following risks could materially adversely affect our business, operating results and financial condition and result in a complete loss of your investment.

     We may Continue to Experience Net Losses. Except for the fourth quarter of 1998, we have not realized a net operating profit in any quarter since we began our operations. In 1998, 1997 and 1996, we experienced significant negative cash flow from our operations. If our operating expenses exceed revenues in a given period, we may continue to experience net losses and negative cash flow from operations. We may not be able to increase our revenue, or sustain the increase in revenue that we achieved. In addition, if increases in operating expenses are not accompanied by increased revenues, our business, results of operations and financial condition could be negatively impacted.

     Our Net Revenues and Operating Results may Fluctuate. Our net revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside our control. These factors include:

o our ability to develop, introduce and market new and enhanced versions of our products on a timely basis

o announcements of new and enhanced versions of products by us or our competitors

o the length of time required to complete a sale of our products and the demand for our products

o the pace of development of electronic commerce conducted on the Internet

o the fact that customers may defer purchasing our products in anticipation of enhancements or new products offered by us or our competitors

o       whether existing customers will renew existing service agreements

o       software defects and other product quality problems

o       our ability to attract and retain key personnel

o       the success of our international sales efforts

o       changes in the level of operating expenses

0       general economic conditions

     We may not be Able to Generate or Maintain Sufficient Cash to Fund our Operations. Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. Based on our current operating plan, we believe we have adequate cash to fund our operations through at least the end of 1999. However, our actual cash requirements may exceed what we have anticipated. We would then have to seek additional sources of cash to fund our operations. If we issue additional shares of our stock, our stockholders' ownership may be diluted, or the shares issued may have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available to us, or may be available but in terms we cannot accept. If we are unable to secure additional funds, we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, any of which could have a negative effect on our business, operating results and financial condition.

     We depend on Services Revenue. Services revenue represented a majority of our total revenue in 1998. We anticipate that services revenue will continue to account for a substantial majority of our total revenue for the foreseeable future. Because services revenue has lower gross margins than software license revenue, an increase in the percentage of total revenue represented by services revenue or an unexpected decrease in software license revenue could have a detrimental impact on our overall gross margins and our operating results. We subcontract certain product implementation, customer support and training services to third-party service providers. Revenue from these third-party service providers generally carries lower gross margins which may vary from period to period, depending on the mix of revenue from third-party service providers. Services revenue depends in part on ongoing renewals of support contracts. If our services revenue is lower than anticipated, our business, financial condition and results of operations could be seriously harmed. Our ability to increase services revenue will depend in large part on our ability to increase the scale of our professional services organization. We may not be able to do so.

     We do not know if our Recently Introduced Products or our Future Products will be Accepted. Although we were founded in 1987, in 1998 we announced a shift in business direction and focus, to providing Internet-based systems integration based on technologies from us and from industry partners. We also committed to developing and concentrating our intellectual property around a new version of our MarketStream software application product. Accordingly, you should consider our business in light of the risks, expenses and problems frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. These risks include:

o       lack of acceptance of products and services by target customers

o development of equal or superior products or services by competitors

o       failure of Internet-based electronic commerce

o our inability to develop and enhance competitive products or to successfully market these products

o our inability to identify, attract, retain and motivate qualified personnel

     We expect Internet-based applications and systems integration services to account for most of our revenues for the foreseeable future. As a result, our net revenue and operating results may fluctuate significantly due to factors affecting our ability to market and sell Internet-based systems integration services to new and existing customers, many of which are beyond our control. These factors include:

o       competition

o       technological change

o failure of the market for Internet-based packaged applications to develop as we anticipate

o       lack of customer acceptance of these products

o our failure to develop and introduce new and enhanced versions of these products on a timely basis

     Further, if any of our customers are not able to successfully develop and deploy electronic commerce applications with MarketStream or are not satisfied with our products or services, our reputation could be damaged, which could negatively impact our business, operating results and financial condition.

     We may not be able to keep Pace with Regulatory and Technological Change. Our success may, in part, depend upon our ability to develop new products and provide new services that meet changing customer needs. The market for our products is characterized by:

o       rapidly changing technology

o evolving industry standards and customer requirements emerging competition

o       frequent new product and service introductions

     As a result, we may be required to change and improve our services and products in response to changes in operating systems, application and networking software, computer and communications hardware, programming tools and computer language technology. If we cannot bring to market new Internet-based services offerings that keep pace with technology, this could negatively impact our business, operating results and financial condition. If we cannot successfully develop MarketStream to meet the requirements of the market, or Market Stream does not perform as expected, this could negatively impact our business, operating results and financial condition.

     The Time required to engage a client and to Implement Internet-based systems integration solutions may be Lengthy and Unpredictable. Our services are complex and expensive and generally involve significant investment decisions by prospective customers. Accordingly, the engagement of our services is often an executive-level decision by prospective customers and usually requires us to engage in a moderate sales cycle to educate prospective customers regarding the use and benefits of our service and product offerings. As such, the costs associated with Internet-based systems integration solutions can cause the sales and implementation cycle to be delayed, whether or not such delays are within our control, and could negatively affect our business, operating results and financial condition.

     We do not know if Third-Party Technology Licenses will continue to be available to us. We license some of our technology from third parties, such as a relational database management system from Oracle, a text search engine from Fulcrum Technologies Inc., a web server from Netscape, encryption technology from RSA Data Security, Inc. and other software that is integrated with internally developed software and used in our software to perform key functions. Oracle offers products that compete with our products. We do not know if the third-party technology licenses will continue to be available to us on commercially reasonable terms, or at all. The loss or inability to maintain any of these technology licenses could delay the introduction of our products and services until equivalent technology, if available, is identified, licensed and integrated, which could negatively affect our business, operating results and financial condition.

     Our Expanding Distribution and Sales Channels creates additional risks that may result in lower net revenue. Historically, we sold products and services through a direct sales force. In 1998, we announced a shift in business direction and focus, to providing Internet-based systems and system integration services based on technologies from us and from industry partners. Our primary sales and marketing efforts are through innovative uses of the Internet and strategic partner programs. Our ability to achieve revenue growth in the future depends on our ability to establish and maintain relationships with software developers, distributors, resellers and system integrators. Any failure to expand our direct sales force or other distribution channels could adversely affect our performance.

     Year 2000 Problems may cause an Interruption in our Business.
Many existing computer programs and systems use only two-digit fields to identify the year, e.g. 85=1985, and they are unable to process date and time information between the twentieth and twenty-first centuries. Accordingly, computer programs and software may need to be modified prior to the year 2000 in order to remain functional. Although we have invested a large amount of time and resources to address potential Y2K problems, there is no assurance that we will be successful in our efforts to identify and address all Y2K issues. Failure to complete the necessary modifications could cause a disruption or failure of such program and system. See "Management's Discussion and Analysis of Financial condition and Results of Operations-Year 2000 Preparedness" for a more detailed discussion.

     We do not know if we will Effectively Compete in the Electronic Commence Software and Software Implementation Industries. The market for electronic commerce software and software implementation is relatively new, rapidly changing and highly competitive. We compete with:

o       vendors of prepackaged electronic commerce software

o vendors of software tools for developing electronic commerce applications

o       system integrators

o       providers of business application software.

     In addition, potential customers may elect to develop their own electronic commerce solutions. Our current competitors include:

o       Viant Corporation

o       Scient, Corp.

o       The Extraprise Group

o       Epicentric, Inc.

o       Webridge, Inc.

o       Click Interactive, Inc.

o       Open Market, Inc.

o       BroadVision, Inc.

     We also expect additional competition from other companies, including Microsoft, IBM/Lotus, Oracle Corporation, Interworld and Netscape Communications, Inc., all of which have announced or released products for Internet-based electronic commerce or intranet requisitioning. Our potential competitors include a number of successful client/server applications software companies, such as Baan Company, PeopleSoft, Inc., Vantive Corporation and SAP AG, and electronic data interchange solution vendors, including Sterling Commerce, Inc. and General Electric Information Services Corporation.

     Many of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements.
Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than us and to bundle their products in a manner that may discourage users from purchasing products we offer. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete effectively with competitors or that the competitive pressures we face will not negatively affect our business.

     We are Dependent on the Success of the Internet. Our services and products facilitate online commerce over the Internet. The Internet, and online commerce over the Internet, are at an early state of development and are rapidly evolving. While the Internet is expected to experience substantial growth in the number of users and amount of traffic, Internet infrastructure may not continue to support the increasing demands placed on it by this growth. Break-downs and slow-downs in Internet traffic may slow expansion of its use. The infrastructure or complementary services necessary to make the Internet a viable commercial marketplace may not develop or may not develop in a timely manner.

     Demand and market acceptance for online commerce over the Internet is subject to a high level of uncertainty. This uncertainty is compounded for us since adequate Internet infrastructure development is necessary in order to support increased online commerce, which in turn is necessary in order for us to succeed. If the Internet develops more slowly than expected, our operating results could be materially adversely affected.

     If the Internet Infrastructure is unable to support our current growth, our performance may be negatively impacted. The use of our products and services depends in large part upon the continued development of the infrastructure for providing Internet access and services. The Internet has experienced, and is expected to continue to experience, substantial growth in the number of users and amount of traffic. The Internet infrastructure may not continue to support the demands placed on it by this growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, or due to increased governmental regulation. Further, the costs of use of the Internet could increase to a degree that reduces its attraction as a platform for electronic commerce. As a result, the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace may not develop into a viable commercial marketplace for our products and services.

     Problems relating to Security, System Disruptions And Computer Infrastructure could Negatively Affect our Business and the Business of our Customers. Although we have implemented in our products various security mechanisms, our products may be vulnerable to break-ins and similar disruptive problems caused by Internet users. The level of security provided by our products depends upon the level of security selected by our customers and the proper configuration and use of the products' security mechanisms. Computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of users of our products, which may result in significant liability to us and may also deter potential customers.

     The security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace generally, and our customer base and revenues in particular. Our attempts to implement contracts which limit our liability to our customers, including liability arising from a failure of the security feature contained in our products, may not be enforceable. We currently do not have product liability insurance to protect against these risks.

     We operate and manage online networks for some of our customers and provide hosting for certain customers' OneServer, OrderStream, PurchaseStream and MarketStream applications. These services depend upon our ability to protect the computer equipment and the information stored in our data center against damage caused by fire, earthquakes, power loss, telecommunications failures, unauthorized entry and other similar events. Any such damage or failure that causes interruptions in our operations could negatively affect the businesses of our customers, which could expose us to liability.

     We may not be able to Maintain the Requirements for Listing on the Nasdaq National Market. We believe that continued listing on The Nasdaq Stock Market provides additional prestige for us and enhanced liquidity for our stockholders. In 1998, The Nasdaq Stock Market informed us that we did not meet the requirements for the continued listing of our common stock on The Nasdaq National Market. Specifically, Nasdaq's listing rules require us to maintain net tangible assets of at least $4 million. With the net proceeds of approximately $4.0 million from the financing that was completed in January 1999, our net tangible assets were approximately $6.0 million as of January 31, 1999. Accordingly, we believe that our net tangible assets currently exceed the minimum level required for continued listing on The Nasdaq Stock Market.

     Nevertheless, in order for us to remain listed on The Nasdaq National Market, we must continue to meet the Nasdaq continuing listing criteria on an ongoing basis. We may not be able to maintain compliance with the listing requirements. The removal of our common stock from listing on The Nasdaq National Market may have a negative effect on the market price of our common stock and on the ability of stockholders and investors to buy and sell shares of the common stock in the public markets.

Item 2.  Properties

     The Company is headquartered in Mountain View, California, where it leases an aggregate of approximately 30,000 square feet of space that houses administrative, sales and marketing, customer service and product development activities. The Company's field operations occupy a leased facility in Oakbrook Terrace, Illinois. The Company believes that its existing facilities are adequate to meet current needs.

Item 3.  Legal Proceedings

     The Company is not subject to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

Item 5.  Market For The Company's Common Equity and Related Stockholder
         Matters

       MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the National Association of Securities Dealers Automated Quote system. The Company's Nasdaq National Market symbol is "CNKT." The number of record holders of the Company's common stock as of March 9, 1999 was approximately 217.

     High and low stock prices and cash dividends declared for each quarter within the last two fiscal years were as follows (as adjusted to reflect the one-for-five reverse stock split effected in February 1998):

                              Sale Price
                         ----------------------  Cash Dividends
     Quarter Ended          High        Low         Declared
------------------------ ----------- ----------  --------------
    March 31, 1997.....   $ 40-5/8     19-3/8         None
    June 30, 1997......   $ 20-5/8      4-5/8         None
    September 30, 1997.   $ 15          7-1/2         None
    December 31, 1997..   $ 10-5/16     2-1/2         None
    March 31, 1998.....   $  5-5/16       7/8         None
    June 30, 1998......   $ 4-15/32     1-1/8         None
    September 30, 1998.   $ 3             3/8         None
    December 31, 1998..   $ 15-1/16       1/4         None


     The Company expects to continue its current policy of not paying cash dividends to holders of common stock for the foreseeable future.

                 RECENT SALES OF UNREGISTERED SECURITIES

     On November 18, 1997, the Company closed a private placement (the "1997 Private Placement") of 250 Units. Each Unit consisted of one (1) convertible note (a "Note") in the principal amount of $40,000 and one
(1) warrant (a "Warrant") to purchase 2,666 shares of common stock of the Company. The Units were priced at $40,000 per Unit, resulting in gross proceeds of approximately $10 million. Lehman Brothers, Inc. received a placement fee of 8% of gross proceeds (excluding proceeds from sales of up to $2,000,000 of Units to stockholders of the Company) from the 1997 Private Placement for services rendered in connection with the 1997 Private Placement, 50% of which was paid in cash and the balance of which was paid in Units (consisting of 8 Units issued to LBI Holdings, an affiliate of Lehman Brothers, Inc.). The Company relied on Rule 506 of Regulation D under the Securities Act, that, among other things, provides an exemption from the registration requirements of the Securities Act for sales to accredited investors (as defined by Rule 501(a) of Regulation D under the Securities Act).

     In November 1997, the Company was informed by Nasdaq that it did not meet the requirements for the continued listing of its common stock on The Nasdaq National Market. Specifically, Nasdaq's listing rules require the Company to maintain net tangible assets of at least $4 million, and the Company's net tangible assets were $2.4 million as of September 30, 1997. While the Company completed the 1997 Private Placement in November 1997, which increased the Company's cash assets by approximately $10 million, the Notes were considered debt and, therefore, the Company's net tangible assets did not increase as a result of the 1997 Private Placement.

     In order to achieve compliance with the foregoing listing requirements, on February 26, 1998, the Company and each holder of the Notes exchanged all the Notes that had not been converted as of such date (which Notes had an aggregate principal amount of $9,744,250) for 4,905,209 shares of the Company's Series A Preferred Stock, plus accrued interest on such Notes (the "Exchange"). As a result, the Company's net tangible assets were increased and the Company brought itself into compliance with the Nasdaq net tangible assets requirements.

     Each share of Series A Preferred Stock issued in exchange for the Notes was convertible at the option of the holder into that number of shares of common stock equal to the greater of (i) the quotient obtained by dividing $2.00, plus accumulated but unpaid dividends, by the conversion price (which initially is $10.00 per share and shifts to $7.50 per share on December 15, 1999) or (ii) the quotient obtained by dividing $2.00, plus accumulated but unpaid dividends, by 80% (or 60% if the conversion occurs after December 15, 1999) of the average closing bid price for the 10 trading days prior to conversion. The initial conversion price was to be subject to adjustment in the event of issuances of capital stock at a purchase price of less than $10.00 (other than issuances of common stock to employees, directors or consultants of the Company) and convertible securities with a conversion price of less than $10.00 per share, as well as stock splits, stock combinations and the like. For information regarding the rights, preferences and privileges of the Series A Preferred Stock, see the Company's Form 8-A/A, filed with the Securities and Exchange Commission on March 9, 1998.

     In February 1998, $575,750 principal amount of convertible notes were converted into 249,006 shares of common stock under the terms of the convertible note agreement. On April 1, 1998, each outstanding share of Series A Preferred Stock was exchanged for 1.79 shares of common stock of the Company. An aggregate of 8,784,318 shares of common stock were issued as a result of the exchange. The Company relied on
Section 3(a)(9) of the Securities Act, that provides an exemption from the registration requirements of the Act for exchanges of securities with existing security holders.

     In December 1998, the Company was informed by Nasdaq that it did not meet the requirements for the continued listing of its common stock on The Nasdaq National Market. Specifically, Nasdaq's listing rules require the Company to maintain net tangible assets of at least $4 million, and the Company's net tangible assets were $1.1 million as of September 30, 1998. On January 22, 1999, the Company completed a private placement (the "1999 Private Placement") of 1,538,462 shares of common stock at $2.60 per share, resulting in net proceeds of approximately $4.0 million. The Company relied on Rule 506 of Regulation D under the Securities Act, that, among other things, provides an exemption from the registration requirements of the Securities Act for sales to accredited investors (as defined by Rule 501(a) of Regulation D under the Securities Act).

     As a result of the 1999 Private Placement, the Company's net tangible assets were increased and the Company believes that as of the date hereof it is currently in compliance with the Nasdaq net tangible assets requirements. Nevertheless, in order for the Company to remain listed on The Nasdaq National Market, the Company must continue to meet the following Nasdaq continuing listing criteria on an ongoing basis in addition to the net tangible assets requirement: (i) nonaffiliates of the Company must hold at least 750,000 shares of common stock; (ii) nonaffiliates of the Company must hold at least $5 million of common stock (the "Float Requirement"); (iii) the Company must have at least 400 stockholders each holding at least 100 shares of common stock; (iv) the minimum bid price of the common stock must be at least $1.00 per share; and (v) the Company must have at least two market makers. There can be no assurance that the Company will be able to maintain compliance with the net tangible assets requirement or any such additional listing requirements. Furthermore, the Company had net operating losses of $2.8 million, $2.0 million and $3.1 million for the quarters ended March 31, June 30 and September 30, 1998, respectively. Continued losses by the Company could cause the Company's net tangible assets to decline below $4 million. As a result of any or a combination of these factors or the failure of the Company to satisfy any other listing requirement, the common stock would likely be delisted from The Nasdaq National Market. The removal of the common stock from listing on The Nasdaq National Market could have an adverse effect on the market price of the common stock and on the ability of stockholders and investors to buy and sell shares of the common stock in the public markets.

                          TRANSFER AGENT AND REGISTRAR

     The Transfer Agent and Registrar for the common stock is U.S. Stock Transfer Corporation. Its telephone number is (800) 835-8778.

Item 6.  Selected Financial Data

    The following table presents summary selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 1998.

                                     Summary Financial Information
                                (In thousands, except per share data)

                                          Years Ended December 31,
                              -------------------------------------------------
                                1998      1997      1996      1995      1994
                              --------- --------- --------- --------- ---------
Statement of Operations Data:
Revenue:
 License......................  $1,828    $3,131    $4,693      $288    $1,627
 Service......................   4,651     6,231     5,487     8,285     6,345
                              --------- --------- --------- --------- ---------
  Total revenue...............   6,479     9,362    10,180     8,573     7,972
Loss from operations(1).......  (7,833)  (14,518)  (16,358)  (13,194)   (1,540)
Net loss(1)................... ($7,904) ($14,585) ($16,142) ($14,139)  ($1,765)
Net loss per share(2).........  ($0.74)   ($3.85)   ($4.81)  ($15.57)
Shares used in computing
 net loss per share(2)........  10,682     3,784     3,358       908

Balance Sheet Data:
Cash and cash equivalents.....  $3,965    $9,644   $12,214   $12,929    $1,594
Working capital (deficit).....  $1,528    $7,434   $10,344   $11,302   ($2,786)
Total assets..................  $5,453   $15,364   $19,154   $18,063    $5,161
Long-term debt................    $245   $10,591      $790    $1,636    $1,167
Stockholders' equity (deficit)  $1,946     ($633)  $13,355   $13,318   ($1,538)

_________________

(1) Includes a one-time expense of $4.1 million in the first quarter of 1995 from the Company's termination of exclusive distribution rights of its European distributor and includes an expense of $1.1 million in the third quarter of 1998 for fixed asset write down and staff reductions related to a change in the Company's business focus (See Note 1 and Note 3 of the Notes to Financial Statements).


(2) For year ended December 31, 1995, amounts represent pro forma basic and diluted net loss per share giving effect, even if antidilutive, to common equivalent shares from convertible preferred stock that were automatically converted to common stock upon the closing of the Company's initial public offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included in Item 8 of this Form 10-K. In addition to the historical information contained in this Item, this Item contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing the words
"believes," anticipates," "expects," and words of similar import.
Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risk factors set forth in "Risk Factors" in Item 1 above and elsewhere in this Form 10-K. The Company assumes no obligation to update any forward-looking statements contained herein.

Overview

     The Company provides integration solutions to enable its customers to engage in Internet-based electronic commerce and extend their businesses through the emerging network supply chain. The Company's MarketStream software applications and web time-driven professional services enable Connected Corporations to build open, multi-vendor e-business solutions that help them to compete effectively in the digital economy by using best-of-breed technologies. The Company utilizes innovative methodologies combined with advanced technical expertise to conceptualize, design, develop and deploy e-business solutions. This process is facilitated by the use of emerging Internet technologies. This business strategy allows the Company to leverage its core competencies and deliver to its customers effective applications and consulting services solutions.

     The Company historically designed, developed, marketed and supported packaged application software for Internet-based electronic commerce. The Company was founded in 1987 to provide online information services to businesses. During the period 1987 through 1992, the Company's primary business was the operation and management of a private online service and the licensing of related client software. In 1993 and 1994, the Company also offered software for creation, access and operation of custom online systems. In late 1994, the Company began to shift its focus from providing online services to developing packaged software applications for Internet-based interactive commerce. During 1994 and 1995, the Company derived a significant portion of its revenue from contract software development projects with two companies under which the Company retained ownership of the technology developed. These projects formed the foundation for the development of OneServer, the Company's core software application, that was commercially released in September 1995, and OrderStream, the first preconfigured implementation of OneServer, that was commercially released in June 1996.

     The Company transferred, effective December 31, 1997, its legacy online services business to a new company formed primarily by former Company employees, thus allowing the Company to focus entirely on its electronic commerce applications software business in 1998. The online services business accounted for $1.7 million of revenue in 1997. As a result of the transfer, the Company was dependent solely on OrderStream and PurchaseStream products and related services for revenue in fiscal 1998.

     In October 1998, the Company announced a shift in business direction and focus, to providing Internet systems integration solutions based on technologies from both the Company and industry partners. This decision effectively unified the Company's consulting service organization and its software products group into a single consulting services organization providing Internet systems integration, as well as extending the Company's current service business to emphasize building cross-enterprise e-business solutions.

     The Company develops, markets and supports its packaged application product, MarketStream, a flexible electronic commerce application that provides a broad technology foundation for e-business. Targeted specifically at companies looking to establish an e-business as an extension of their existing business model, or at new start-up companies as informediaries, MarketStream helps provide accelerated time-to-market. MarketStream includes support for integrated cross-supplier catalog search, product-specific attributes, tiered or customized pricing, buyer profiling and personalization, back-end system integration and robust reporting capabilities. Unlike many buy or sell-side applications that focus on only a portion of the business, MarketStream's scope of functionality reduces the technical effort required to build a customized application to support a major vertical market. Additionally, MarketStream is well suited to help customers create Extranet implementations, which allow formation of powerful partnerships across supplier and customer value chains.

     The Company provides software maintenance, including product updates and technical support, to its customers and Solutions Partners. Fees charged depend upon the support level and size of the customer's application.

     The Company has incurred net losses in each fiscal year since inception and, as of December 31, 1998, had an accumulated deficit of $69.5 million.













Results of Operations

  The following table sets forth, as a percentage of total revenue, items from the Company's statements of operations for the periods indicated.

                                                Years Ended December 31,
                                       ----------------------------------------
                                           1998         1997          1996
                                       ------------ ------------- -------------
Revenue:
  License.............................          28%           33%           46%
  Service.............................          72%           67%           54%
                                       ------------ ------------- -------------
    Total revenue.....................         100%          100%          100%

Cost of revenue:
  License.............................           6%            8%            8%
  Service.............................          67%           89%           81%
                                       ------------ ------------- -------------
    Total cost of revenue.............          73%           97%           89%

Operating expenses:
  Research and development............          49%           53%           46%
  Sales and marketing.................          47%           77%          103%
  General and administrative..........          35%           28%           23%
  Termination of distribution rights..          17%         --            --
                                       ------------ ------------- -------------
    Total operating expenses..........         148%          158%          172%
                                       ------------ ------------- -------------
Loss from operations..................        -121%         -155%         -161%
Other income (expense), net...........          -1%           -1%            2%
                                       ------------ ------------- -------------
Loss before income taxes..............        -122%         -156%         -159%
Provision (benefit) for income taxes..         --           --            --
                                       ------------ ------------- -------------
Net loss..............................        -122%         -156%         -159%
                                       ============ ============= =============

Gross margin:
  License.............................          77%           76%           83%
  Service.............................           7%          -33%          -51%


Revenue

     License. License revenue was $1.8 million in 1998, $3.1 million in
1997, and  $4.7 million in 1996.   The decrease in license revenue by
42% in 1998 compared to 1997 is attributable to several factors, including delays in potential customers' purchase decisions and shifts in customers' internal MIS resources to Year 2000 projects or their internal implementations of major enterprise resource plan systems. A portion of the decrease may also be attributable to the Company's decision in the third quarter to shift its business direction and focus, to Internet-based electronic commerce solutions, services and its software application, MarketStream. The decrease in revenue by 33% in 1997 compared to 1996 resulted primarily from lower unit sales associated with increased length of sales cycles.

     Service. Service revenue was $4.7 million in 1998, $6.2 million in 1997, and $5.5 million in 1996. The service revenue decrease in 1998 by 25% from 1997 is primarily due to fewer software implementation projects. The increase in 1997 by 13% from 1996 resulted primarily from completion of fixed price contracts early in 1997, allowing more
effective utilization of staff and outside consultants.   The Company
anticipates that service revenues may continue to vary as a percentage of total revenue in 1999.

Costs of Revenue

     Cost of License Revenue. Cost of license revenue includes sublicense fees and expenses relating to product media, duplication and manuals. Cost of license revenue was $413,000 in 1998, $753,000 in 1997, and $791,000 in 1996, representing 23%, 24%, and 17% of license revenue, respectively. The decrease in the cost of license revenue in 1998 by 45% from 1997 is attributed to the decrease in license revenue. Although the dollar cost of license revenue decreased by 5% in 1997 from 1996, there was an increase in cost as a percentage of sales that was primarily related to the costs of documentation and third party royalties on the sales of OneServer and OrderStream.

     Cost of Service Revenue. Cost of service revenue consists of costs of implementation services, including fees of third-party contract developers and Company personnel costs; training and customer support costs for application software; costs associated with contract software development projects; and telecommunications, personnel costs and depreciation related to hosting services and the operation of the Company's private online service. Cost of service revenue was $4.3 million in 1998, $8.3 million in 1997, and $8.3 million in 1996. Cost of services as a percentage of service revenue was 93%, 133%, and 151% for 1998, 1997, and 1996, respectively. The cost of service revenue declined by 48% in 1998 from 1997 due to cost reduction steps taken in the Company's services business and the absence of charges in 1998 which related to fixed price contracts that existed in 1997. In 1997 and 1996, the cost of service percentage was negatively impacted by the charges incurred in connection with the fixed price contracts. The charges related to the fixed price contracts were due to implementation costs that exceeded the implementation fees due under the fixed price contracts.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses were $3.2 million in 1998, $5.0 million in 1997, and $4.7 million in 1996. Research and development expenses, as a percentage of total revenue were 49%, 53%, and 46% in 1998, 1997 and 1996, respectively. The decrease in research and development expense by 36% in 1998 from 1997 is due primarily to the decision in late 1998 to focus on Internet-based electronic commerce solutions and services, and staff reductions associated with change in business direction and focus. The increase by 6% in 1997 from 1996 is attributable to increased use of outside contractors, primarily in Malaysia, to assist in development efforts. The Company expects that research and development expenses in 1999 may continue to vary as a percentage of total revenue as the Company engages in further development efforts relating to its MarketStream applications.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, and travel, marketing and promotional expenses. Sales and marketing expenses were $3.0 million in 1998, $7.2 million in 1997, and $10.4 million in 1996, representing 47%, 77%, and 103% of total revenue, respectively. The decrease in sales and marketing expenses by 58% in 1998 from 1997 was attributable to lower commissions due to lower sales revenue, decreased staffing and reduced marketing expenses. The decrease by 31% in 1997 from 1996 was attributable to decreased staffing and reduced marketing expenditures. The Company expects 1999 sales and marketing expenses may increase in 1999 as the Company engages in marketing efforts for its MarketStream applications, but may continue to vary as a percentage of total revenue.

     General and Administrative. General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses were $2.3 million in 1998, $2.6 million in 1997 and $2.4 million in 1996, representing 35%, 28%, and 23% of total revenue, respectively. The decrease by 12% in 1998 from 1997 in total dollars was attributed primarily to cost controls associated with lower revenue. The increase in cost as a percentage of revenue in 1998 from 1997 is attributed to the fixed nature of some general and administrative costs. The increase by 8% in 1997 from 1996 in total dollars and as a percentage of total revenue resulted from increased costs associated with being a public company.

Other Income (Expense)

     Other income (expense) consists primarily of interest expense and interest income. Interest expense, which results principally from interest incurred under notes payable and capital lease obligations, was $352,000 in 1998, $414,000 in 1997, and $331,000 in 1996. Interest
expense decreased by 15% in 1998 from 1997 due primarily to reduction in obligations associated with capital leases. Interest expense increased in 1997 from 1996 due to interest associated with convertible notes issued in November 1997. Interest income and other, principally represents interest earned on cash balances, was $281,000 in 1998, $347,000 in 1997, and $547,000 in 1996. The decrease in 1998 and 1997 is attributed principally to lower average cash balances over the prior year.

Year 2000 Preparedness

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, thus rendering them incapable of properly managing and manipulating data that includes both 20th and 21st century dates. The ability to properly manage and manipulate such data is referred to herein as "Year 2000 Compliant". In connection with a normal plan of upgrading its computer resources, the Company is currently installing or upgrading internal information systems in connection with operating its business. The vendors of these systems generally have represented that their systems are Year 2000 Compliant. The Company is also in the process of determining what other changes to its IT and Non-IT systems are necessary in order to make them Year 2000 Compliant. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, a failure to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's business or results of operations. The Company expects to have completed all changes required to make its IT and Non-IT internal systems Year 2000 Compliant by mid-1999.

     The Company believes that its most current releases of its software products are Year 2000 Compliant and the Company has begun a process of notifying each of its customers who are not on its current release. The Company is contacting its customers directly, by mail and by posting this information on the Company's web site. The inability of the Company's previously released products to properly manage and manipulate data in the Year 2000 could result in increased warranty costs, customer satisfaction issues and potential lawsuits, any of which could have a material adverse effect on the Company's business, results
of operations or financial condition.   The Company believes that the
process of notifying customers not on the current release will be complete by March 1999.

     The Company is in the process of developing a contingency plan. This plan is expected to be in place in the first half of 1999. The inability of the Company to develop and implement a contingency plan could result in a material adverse impact on the Company. The Company has had discussions with its suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has requested that all significant vendors give assurance that their programs are Year 2000 Compliant. The Company is in the process of upgrading its internal programs and systems that interface with significant vendors and financial institutions. The Company expects to have completed upgrading all internal programs and system interfaces with significant vendors and financial institutions to be Year 2000 Compliant by June 1999.

     The Company currently estimates that total Year 2000 costs incurred in taking steps to address the Year 2000 Compliance of the Company's products, internal IT and Non-IT systems and third party systems interfaces will not be material. While the Company believes its efforts are adequate, there can be no assurance that the systems of the third parties on which our systems and operations rely will be converted on a timely basis. Additionally, there can be no assurance that a third party's failure to ensure Year 2000 compliance would not have an adverse effect on the Company's operations.

Liquidity and Capital Resources

     The Company has financed its operations to date primarily through the private and public sale of debt and equity securities and the use of capitalized leases for equipment financing. The Company had working capital of $1.5 million at December 31, 1998.

     During 1998, 1997, and 1996, net cash used in operating activities was $5.6 million, $12.9 million and $14.0 million, respectively, primarily due to net losses incurred by the Company. See "Risk Factors-Year 2000 Problems may cause an Interruption in our Business."

     During 1998, 1997 and 1996, the Company used $248,000, $540,000 and $2.0 million, respectively, in investing activities, primarily for the purchase of property and equipment. Net cash provided by financing activities in 1998, 1997 and 1996 was $190,000, $10.9 million and $15.3 million, respectively. Net cash provided by financing activities in 1998 was primarily from the issuance of common stock and notes payable offset by the repayment of notes payable and principal under capital lease obligations. Net cash provided by financing activities in 1997 resulted primarily from net proceeds of $9.7 million related to convertible notes issued in November 1997 and $1.7 million of proceeds from notes payable secured by specific unencumbered equipment. Net cash provided by financing activities in 1996 resulted primarily from net proceeds of $12.1 million from the Company's initial public offering of its common stock in August 1996, and net proceeds of $3.9 million from the issuance of preferred stock.

     The Company has incurred net losses and experienced significant negative cash flow from operations since inception. As of December 31, 1998, the Company had an accumulated deficit of approximately $69.5 million. Based upon its current operating plan and the decision to focus its business on providing Internet-based electronic commerce solutions and services, the Company believes it has adequate cash balances to fund its operations through December 31, 1999. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights, preferences or privileges senior to those of the Company's common stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to continue its operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or other requirements, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     As of December 31, 1998, the Company's investment portfolio consisted of money market funds. The Company's primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments, which approximate $3.0 million, have an average interest rate of approximately 6%, are subject to interest rate risk. However, based upon the portfolio contents, the Company believes that if a significant change in interest rates were to occur, it would not have a material effect on the Company's financial condition.

Item 8.  Financial Statements and Supplementary Data

                                CONNECTINC.COM
                         INDEX TO FINANCIAL STATEMENTS






  Report of Ernst & Young LLP, Independent Auditors

  Balance Sheets

  Statements of Operations

  Statements of Stockholders' Equity (Deficit)

  Statements of Cash Flows

  Notes to Financial Statements

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Connect, Inc.

     We have audited the accompanying balance sheets of Connect, Inc.
as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Connect, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                      ERNST & YOUNG LLP


San Jose, California
January 25, 1999

                                CONNECT, INC.

                                BALANCE SHEETS

                                                               December 31,
                                                       -------------------------
                                                           1998         1997
                                                       ------------ ------------
Assets
Current assets:
  Cash and cash equivalents...........................  $3,965,311   $9,643,883
  Accounts receivable, less allowances for doubtful
    accounts of $162,238 at December 31, 1998 and
    $642,270 at December 31, 1997.....................     613,265    2,298,759
  Prepaid expenses and other current assets...........     211,767      894,786
                                                       ------------ ------------
Total current assets..................................   4,790,343   12,837,428
Property and equipment, net...........................     608,913    2,442,059
Deposits and other assets.............................      53,636       84,444
                                                       ------------ ------------
        Total assets..................................  $5,452,892  $15,363,931
                                                       ============ ============
Liabilities and stockholders' equity (deficit)
Current liabilities:
  Notes payable.......................................    $834,350     $619,921
  Accounts payable....................................     699,374    1,279,284
  Accrued payroll and related expenses................     166,580      608,516
  Other accrued liabilities...........................     856,419    1,588,264
  Deferred revenue....................................     414,830      681,540
  Current portion of extended vendor liabilities......     282,461      271,694
  Obligations under capital leases....................       7,928      356,579
                                                       ------------ ------------
Total current liabilities.............................   3,261,942    5,405,798

Notes payable.........................................     244,941      713,053
Long-term portion of extended vendor liabilities......         --       223,512
Convertible notes.....................................         --     9,654,158

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred Stock:
    Authorized shares--3,500,000  Issued and
    outstanding shares--none..........................         --           --
  Common Stock: $.001 par value.  Authorized
    shares--60,000,000 Issued and outstanding
    shares--13,213,801 at December 31, 1998
    and 3,827,806 at December 31, 1997................      13,000       19,139
  Additional paid-in capital..........................  71,454,016   61,001,741
  Deferred compensation...............................     (59,935)     (96,055)
  Accumulated deficit................................. (69,461,072) (61,557,415)
                                                       ------------ ------------
Total stockholders' equity (deficit)..................   1,946,009     (632,590)
                                                       ------------ ------------
Total liabilities and stockholders' equity............  $5,452,892  $15,363,931
                                                       ============ ============

                            See accompanying notes.

                                CONNECT, INC.

                           STATEMENTS OF OPERATIONS

                                                Years Ended December 31,
                                       ----------------------------------------
                                           1998         1997          1996
                                       ------------ ------------- -------------
Revenue:
  License.............................  $1,828,199    $3,130,942     4,693,068
  Service.............................   4,650,405     6,231,496     5,486,720
                                       ------------ ------------- -------------
    Total revenue.....................   6,478,604     9,362,438    10,179,788
                                       ------------ ------------- -------------
Cost of revenue:
  License.............................     413,481       752,793       790,652
  Service.............................   4,332,857     8,311,870     8,277,358
                                       ------------ ------------- -------------
    Total cost of revenue.............   4,746,338     9,064,663     9,068,010
                                       ------------ ------------- -------------
Operating expenses:
  Research and development............   3,153,400     4,990,156     4,652,633
  Sales and marketing.................   3,050,954     7,194,058    10,444,510
  General and administrative..........   2,262,693     2,632,027     2,372,702
  Termination of distribution rights..   1,098,000          --            --
                                       ------------ ------------- -------------
    Total operating expenses..........   9,565,047    14,816,241    17,469,845
                                       ------------ ------------- -------------
Loss from operations..................  (7,832,781)  (14,518,466)  (16,358,067)
Interest expense......................    (352,179)     (413,788)     (330,913)
Interest income and other income
  (expense), net......................     281,303       347,458       546,940
                                       ------------ ------------- -------------
Loss before income taxes..............  (7,903,657)  (14,584,796)  (16,142,040)
Provision (benefit) for income taxes..         --           --            --
                                       ------------ ------------- -------------
Net loss.............................. ($7,903,657) ($14,584,796) ($16,142,040)
                                       ============ ============= =============
Pro forma basic and diluted net
  loss per share......................      ($0.74)       ($3.85)       ($4.81)
                                       ============ ============= =============
Weighted average common shares
outstanding...........................  10,682,152     3,783,881     3,357,833
                                       ============ ============= =============

                            See accompanying notes.

                                 CONNECT, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                             Total
                                      Convertible                                                            Stock-
                                    Preferred Stock           Common Stock        Deferred                  holders'
                               ------------------------ ------------------------ Compensa-   Accumulated     Equity
                                 Shares       Amount      Shares       Amount       tion       Deficit     (Deficit)
                               ----------- ------------ ----------- ------------ ---------- ------------- ------------
Balance at December 31, 1995..  2,822,580  $37,041,259      79,725   $7,107,474     $  --   ($30,830,579) $13,318,154
Issuance of Series F
 preferred stock for cash.....     72,000      937,849         --          --          --           --        937,849
Issuance of Series G
 preferred stock for cash.....     54,550    2,963,532         --          --          --           --      2,963,532
Issuance of common stock
 in connection with initial
 public offering  ............       --           --       480,000   12,130,474        --           --     12,130,474
Conversion of preferred to
 common stock................. (2,949,130) (40,942,640)  3,100,661   40,942,640        --           --            --
Exercise of warrants..........       --           --        21,296        3,970        --           --          3,970
Exercise of employee stock
 options and other, net of
 repurchases..................       --           --        24,612      112,844        --           --        112,844
Deferred compensation related
 to grant of stock options....       --           --           --       169,433   (169,433)         --            --
Amortization of deferred
  compensation................       --           --           --          --       30,022          --         30,022
Net loss  ....................       --           --           --          --          --    (16,142,040) (16,142,040)
                               ----------- ------------ ----------- ------------ ---------- ------------- ------------
Balance at December 31, 1996..       --           --     3,706,294   60,466,835   (139,411)  (46,972,619)  13,354,805
Exercise of employee stock
 options net of repurchases...       --           --       100,440      204,780        --           --        204,780
Issuance of common stock
 under Employee Stock
 Purchase Plan................       --           --        21,072      349,265        --           --        349,265
Amortization of deferred
  compensation................       --           --           --          --       43,356          --         43,356
Net loss  ....................       --           --           --          --          --    (14,584,796) (14,584,796)
                               ----------- ------------ ----------- ------------ ---------- ------------- ------------
Balance at December 31, 1997..       --           --     3,827,806   61,020,880    (96,055)  (61,557,415)    (632,590)
Conversion of debentures
 plus accrued interest to
 common stock.................       --           --       249,006      575,750        --           --        575,750
Conversion of debentures
 plus accrued interest to
 Series A preferred stock,
 net of issuance cost of
 $784,379.....................  4,905,209    8,959,871         --          --          --           --      8,959,871
Conversion of Series A
 preferred stock to
 common stock................. (4,905,209)  (8,959,871)  8,784,318    8,959,871        --           --            --
Exercise of employee stock
 options, net of repurchases..       --           --       352,671      910,515        --           --        910,515
Amortization of deferred
  compensation................       --           --           --          --       36,120          --         36,120
Net and comprehensive loss....       --           --           --          --          --     (7,903,657)  (7,903,657)
                               ----------- ------------ ----------- ------------ ---------- ------------- ------------
Balance at December 31, 1998..       --       $   --    13,213,801  $71,467,016   ($59,935) ($69,461,072)  $1,946,009
                               =========== ============ =========== ============ ========== ============= ============

                            See accompanying notes.

                                CONNECT, INC.

                           STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                       -----------------------------------------
                                           1998          1997          1996
                                       ------------- ------------- -------------
Operating activities:
 Net loss.............................  ($7,903,657) ($14,584,796) ($16,142,040)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Fixed asset write-off..............      855,034          --            --
   Depreciation and amortization......    1,226,149     1,744,535     1,674,757
   Amortization of deferred
     compensation.....................       36,120        43,356        30,022
   Changes in operating assets and
    liabilities:
     Accounts receivable..............    1,685,494       235,131    (1,524,266)
     Prepaid expenses and other
      current assets..................      683,019      (289,104)     (133,863)
     Deposits and other assets........       30,808        69,530       235,171
     Accounts payable, accrued payroll
      and related expenses, other
      accrued liabilities, and
      extended vendor liabilities.....   (1,966,436)     (657,200)    2,084,220
     Deferred revenue.................     (266,710)      492,398      (233,842)
                                       ------------- ------------- -------------
Net cash used in operating activities.   (5,620,179)  (12,946,150)  (14,009,841)
                                       ------------- ------------- -------------
Investing activities:
 Purchase of property and equipment...     (248,037)     (539,785)   (2,044,533)
                                       ------------- ------------- -------------

Financing activities:
 Proceeds from issuance of common
  stock...............................      910,515       554,045    12,247,288
 Net proceeds from issuance of
  preferred stock.....................         --            --       3,901,381
 Issuance cost of convertible notes....    (118,537)         --            --
 Net proceeds from issuance of
  convertible notes...................         --       9,654,158          --
 Proceeds from issuance of notes
  payable.............................      361,620     1,748,640          --
 Repayment of principal on notes
  payable.............................     (615,303)     (486,188)     (191,425)
 Repayment of principal under
  capital lease obligations...........     (348,651)     (554,879)     (617,739)
                                       ------------- ------------- -------------
Net cash provided by financing
  activities..........................      189,644    10,915,776    15,339,505
                                       ------------- ------------- -------------
Net decrease in cash and
  cash equivalents................       (5,678,572)   (2,570,159)     (714,869)
Cash and cash equivalents at
  beginning of period.................    9,643,883    12,214,042    12,928,911
                                       ------------- ------------- -------------
Cash and cash equivalents at
  end of period.......................   $3,965,311    $9,643,883   $12,214,042
                                       ============= ============= =============
Supplemental disclosure of cash flow
information
 Cash paid for interest...............     $319,464      $284,925      $328,448

Supplemental noncash investing and
financing information
 Conversion of convertible notes into
 preferred and common stock, including
 $64,164 of accrued interest..........   $9,535,621       $  --         $  --


 Capital lease obligations incurred...      $  --         $  --         $14,003

                            See accompanying notes.

                                  CONNECT, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998

1.      Organization

     Connect, Inc. (doing business as ConnectInc.com, the "Company") historically designed, developed, marketed and supported packaged application software for Internet-based electronic commerce. The Company was founded in 1987 to provide online information services to businesses. During the period 1987 through 1992, the Company's primary business was the operation and management of a private online service and the licensing of related client software. In 1993 and 1994, the Company also offered software for creation, access and operation of custom online systems. In late 1994, the Company began to shift its focus from providing online services to developing packaged software applications for Internet-based interactive commerce. During 1994 and 1995, the Company derived a significant portion of its revenue from contract software development projects with two companies under which the Company retained ownership of the technology developed. These projects formed the foundation for the development of OneServer, the Company's core software application, that was commercially released in September 1995, and OrderStream, the first preconfigured implementation of OneServer, that was commercially released in June 1996.

     In October 1998, the Company announced a shift in business direction and focus, to providing Internet systems integration based on technologies from both the Company and industry partners. This decision effectively unified the Company's consulting service organization and its software products group into a single consulting services organization providing Internet systems integration, as well as extending the Company's current service business to emphasize building cross-enterprise e-business solutions. The Company provides integration solutions to enable Internet-based electronic commerce and build the "Connected Corporation" from any link in the emerging network supply chain.

     For the years ended December 31, 1998, 1997 and 1996, the Company derived 100%, 83%, and 75%, respectively, of its revenues from its OneServer, OrderStream and PurchaseStream products. The remaining revenue for 1997 and 1996 was derived from the Company's online products and services. The Company transferred, effective December 31, 1997, the online services business to a new company formed primarily by former Company employees, thus allowing the Company to focus entirely on its electronic commerce applications software business. The Company did not receive any consideration upon consummation of this transaction; however, the Company will receive future royalty payments based upon revenue levels achieved by the new company. Royalty revenue in 1998 was not material.

     The Company has incurred net losses and experienced significant negative cash flow from operations since inception. As of December 31, 1998, the Company had an accumulated deficit of approximately $69.5 million. Based upon its current operating plan and the decision to focus its business on providing Internet-based electronic commerce solutions and services, the Company believes it has adequate cash balances to fund its operations through December 31, 1999. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights, preferences or privileges senior to those of the Company's common stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to continue its operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or other requirements, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity (at the date of purchase) of three months or less to be cash equivalents. The Company has classified all investments in debt securities as available-for-sale. Available-for-sale securities are carried at amounts that approximate fair value. Unrealized gains and losses, if material, are reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income and other, net.

     All of the Company's available-for-sale securities mature in three months or less and are included in cash and cash equivalents. Available for sale securities at December 31, 1998 and 1997 totaled $3,007,564 and $4,982,813, respectively, and are comprised of money market funds for 1998, U.S. government obligations and commercial paper for 1997. At December 31, 1998 and 1997, gross unrealized gains and losses were not significant. There were no gross realized gains or losses on available-for-sale securities for 1998, 1997, and 1996.

Property and Equipment

     Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the improvements.

  Property and equipment consisted of the following:

                                                          December 31,
                                                  -------------------------
                                                      1998         1997
                                                  ------------ ------------
   Computer equipment...........................   $4,202,402   $3,998,709
   Equipment under capital leases...............       14,003    2,255,069
   Furniture and fixtures.......................       61,623      314,842
   Leasehold improvements.......................      480,350      655,842
                                                  ------------ ------------
                                                    4,758,378    7,224,462
   Accumulated depreciation and amortization....    4,149,465    4,782,403
                                                  ------------ ------------
                                                     $608,913   $2,442,059
                                                  ============ ============

Revenue Recognition and Deferred Revenue

     The Company derives revenue primarily from software license fees and services. License fees consist primarily of revenue from licenses of the Company's application software. Services revenue consist of fees for implementation, maintenance, support, training and contract software development/enhancement projects associated with the software sale.

     In October 1997, and March 1998, the Accounting Standards
Executive Committee (AcSEC") issued Statements of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," respectively, that provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company has adopted the provisions of the SOPs as of January 1, 1998. In December 1998, AcSEC issued SOP 98-9, that amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of the Company's fiscal year 2000. The impact of SOP 98-9 is not expected to have a material impact on the Company's financial condition or results of operations.



Service Revenue

     Fees for implementation services are recognized as the services are performed, except for such fees under fixed price contracts that are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs.

     The Company also enters into maintenance agreements in connection with licenses of its application software under which revenue is recognized ratably over the term of the agreement, generally one year. Usage fees related to the Company's system-hosting services, training and other consulting services are recognized as the services are performed.

     Revenue from contract software development projects, in which the Company developed specific technology for its customers, has been recognized on the percentage-of-completion method as noted above.

License Revenue

     The Company licenses application software to end-users under non-cancelable license agreements. License revenue is recognized when the license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor specific objective evidence exists to allocate the total fees to elements of the arrangement. License fees under contracts requiring significant implementation, including customization of licensed software products are recognized on the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Actual costs and gross margins on such contracts could differ from management's estimates and such differences could be material to the financial statements. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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


Advertising and Promotion Costs

     The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $400,000, $800,000, and $1,064,000, in 1998, 1997,
and 1996, respectively.

Net Loss Per Share

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128") beginning with the financial statements for the year ended December 31, 1997 and all share and per share data for the period have been restated to comply with SFAS 128.
The following table sets forth the computation of basic and dilutive loss per share (in thousands, except per share amounts):

                                              Years Ended December 31,
                                     --------------------------------------
                                         1998         1997         1996
                                     ------------ ------------ ------------
Basic and diluted net loss
 per share.......................         ($0.74)      ($3.85)      ($4.81)

Shares used in computing net
 loss per share..................         10,682        3,784        3,358

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to
Employees" and related interpretations, in accounting for its employee stock options because the alternative fair value accounting provided for Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires use of option valuation models that are not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the data of grant.

Comprehensive Income

     During 1998, the Company adopted Financial Accounting Standards Board Statement No, 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes rules for reporting and displaying comprehensive income or comprehensive net loss. The Company's total comprehensive net loss was the same as its net loss for the years ended December 31, 1998, 1997 and 1996.

Segment Information

     During 1998, the Company adopted the Financial Accounting Standards Board Statement No. 131 ("SFAS No. 131"), "Disclosures About Segments of An Enterprise and Related Information". SFAS No. 131 requires the Company to use the "management approach" in disclosing segment information. The Company conducts its business in one segment for all periods presented (see Note 11).

Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurements of derivatives and hedging activities.
SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and management believes that the adoption of the Statement will not have a significant impact on the financial position, operating results or cash flows of the Company.

Reclassification

     Certain previously reported amounts have been reclassified to conform to the current presentation format.

3.      Asset Write-Offs and Staff Reductions

     During 1998, the Company recorded a charge of approximately $1.1 million, including $855,000 for write-off of certain fixed assets, $183,000 for write-off of prepaid royalties, and $60,000 for severance payments to certain terminated employees. These actions were taken as a result of the Company's shift in business direction from designing, marketing, developing and supporting software for the Internet base interactive commence to being a consulting service organization providing Internet systems integration. The assets written off are no longer in use or have been scrapped, or have no future economic value. All amounts accrued related to this charge were paid prior to December 31, 1998.

4.      Convertible Notes

     In November 1997, the Company completed a private placement of 258 Units, each unit consisting of one convertible note (each a "Note") in the principal amount of $40,000 and one warrant to purchase 2,667 shares of common stock of the Company. The Units were priced at $40,000 per
Unit, and net proceeds were approximately $9.7 million.   Each Note
accrues interest at a rate of 5% per annum and is convertible at the option of the holder into shares of the Company's common stock at a price per share equal to the lesser of (i) $2.00 or (ii) 80% of the average closing bid price of the Company's common stock during the 10 trading days prior to conversion. Interest is payable quarterly and may be paid, at the option of the Company, either in cash or in additional notes with one-year maturities and principal amounts equal to the interest then due. Each warrant is exercisable at any time within three years after the date of issuance, at a price of $12.50 per share.

     In February 1998, the Company completed the exchange of $575,750 principal amount of outstanding convertible notes plus accrued interest, that were converted into 249,006 shares of common stock under the original terms of the convertible note agreement. Also, in February 1998, the Company completed the exchange of $9,744,250 principal amount of outstanding convertible notes plus accrued interest, less issuance cost of $784,379, for 4,905,209 shares of Series A Preferred Stock (the "Exchange"). In April 1998, each outstanding share of Series A Preferred Stock was exchanged for 1.79 shares of common stock. An aggregate of approximately 8,784,318 shares of common stock was issued as a result of the exchange.

5.      Notes Payable

     At December 31, 1998 the Company has a series of notes payable totaling $1,079,291 of which $834,350 is due within a year. Notes totaling $1,079,291 bear interest at 8.5%, are due in monthly payments through May 1, 2000 and are secured by equipment, furniture and fixtures.

6.      Extended Vendor Liabilities

     In April 1994, the Company terminated its service and license agreement with a vendor, resulting in a reduction of $253,656 in extended vendor liabilities. In addition, the repayment terms for certain amounts due the vendor were extended from three to five years. Beginning in December 1994, the total liability due the vendor of $1,000,000 became due in monthly installments, plus interest, at an annual rate of 6% through November 1999. Principal payments due as of December 31, 1998 relating to the above agreements were $282,461.

7.      Commitments

     Operating Leases

        The lease agreement for the Company's primary facility expires December 9, 1999. At December 31, 1998, the future minimum lease payments related to operating lease agreements are as follows:

   1999.........................................     $400,924
   2000.........................................       95,583
   2001.........................................       98,451
                                                  ------------
                                                     $594,958
                                                  ============

     For the years ended December 31, 1998, 1997 and 1996 rental expense was $359,126, $446,125, and $290,690, respectively. The Company subleases part of its facilities on a month to month basis for $15,000 per month. Additionally, the Company has a sublease agreement for part of its facilities, and for the year ended December 31, 1999, future minimum sublease income is $210,000.

Capital Leases

     The Company leases certain equipment under capital leases having terms of 36 to 42 months. Accumulated amortization on these assets was $ 1,562,521 and $1,560,402 at December 31, 1998 and 1997, respectively.
The future minimum lease payments as of December 31, 1998 are $7,928.

8.      Employee Benefit Plan

     The Company maintains an employee savings plan for all of its full-time employees that qualifies under Section 401(k) of the Internal Revenue Code (the "Code"). The plan allows employees to make specified percentage pre-tax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to the plan. In 1998, the Company began contributing to the plan, with total contributions of $51,144.

9.      Stock Option and Stock Purchase Plans

     In 1989, the Company established the a 1989 Stock Option Plan ("1989 Plan"). During 1998, the Company authorized the increase of common stock reserved for grant by 125,053 to a total of 665,053 for the 1989 Plan. A committee, as appointed by the Board of Directors, grants incentive or non-qualified stock options. Options are generally granted at an exercise price of no less than the fair value per share of the common stock on the date of grant. The options issued under the 1989 Plan generally vest over four years and are immediately exercisable, expiring no later than ten years from the date of grant.

     In 1996, stockholders approved the adoption of the 1996 Stock Option Plan ("1996 Plan") pursuant to which 500,000 shares of common stock have been reserved. During 1998, the Company authorized the increase of common stock reserved for grant by 2,000,000 to a total of
2,500,000 for the 1996 Plan.   A committee, as appointed by the Board of
Directors, grants incentive or non-qualified stock options. Options issued under the 1996 Stock Option Plan are generally exercisable twelve months from the date of grant and vest over four years, expiring no later than 10 years from the date of grant.

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

     In 1997, the Company offered to each employee with stock options having an exercise price greater than the prevailing fair market value of the common stock, the opportunity to amend the terms of such option to reduce the reduced exercise price to the prevailing fair market value. The new options have the same vesting terms as the surrendered options. Options representing 166,708 shares of common stock were repriced, and have been included in option grants and cancellations in the year ended December 31, 1997.

     In November 1998, the Company offered to each employee with stock options having an exercise price greater than $0.50 per share, the opportunity to amend the terms of such option to reduce the price to $0.50 per share (an amount not less than the fair market value). The new options have the same vesting terms as the surrendered options. Options representing 1,122,950 shares of common stock were repriced, and have been included in option grants and cancellations in the year ended December 31, 1998.

  A summary of activity under the Stock Option Plans is as follows:

                                               Outstanding Options
                                Shares    --------------------------- Weighted-
                               Available    Number                    Average
                                 for          of           Price      Exercise
                                 Grant      Shares        Per Share    Price
----------------------------- ----------- ----------- --------------- --------
Balance at December 31, 1995.    296,559     207,426   $1.00 -$65.00
  Additional shares reserved.    500,000
  Options granted............   (691,429)    691,429   $2.50 -$54.00   $15.05
  Options exercised..........       --       (29,313)  $1.00 - $2.50    $2.10
  Options canceled...........    198,869    (198,869)  $1.00 -$65.00   $32.70
  Options repurchased........      4,700       --      $1.30 - $3.50    $2.50
                              ----------- -----------
Balance at December 31, 1996.    308,699     670,673   $1.00 -$54.00    $9.35
  Options granted............   (544,987)    544,987   $5.45 -$30.65   $10.40
  Options exercised..........       --      (102,318)  $1.00 - $8.15    $2.10
  Options canceled...........    446,150    (446,150)  $1.30 -$41.25   $17.20
  Options repurchased........      1,878       --      $1.75 - $2.50    $2.40
                              ----------- -----------
Balance at December 31, 1997.    211,740     667,192   $1.00 -$15.00    $6.00
  Additional shares reserved.  2,125,053
  Options granted............ (3,710,349)  3,710,349   $0.50 - $4.38    $0.66
  Options exercised..........      --       (352,671)  $0.50 - $7.19    $2.57
  Options canceled...........  2,076,740  (2,076,740)  $0.50 -$15.00    $2.98
                              ----------- -----------
Balance at December 31, 1998.    703,184   1,948,130   $0.50 -$15.00    $0.83
                              =========== ===========

     At December 31, 1998, options to purchase 1,295,954 shares of common stock were vested and exercisable.

     In connection with certain of the Company's stock options granted in 1996, the Company recorded deferred compensation of $169,433 for the difference between the option grant price and the deemed fair value of the Company's common stock at the date of grant. An amount is being amortized over the vesting period of the individual options, generally a 48-month period. Amortization expense related to deferred compensation was $36,120, $43,356 and $30,022 for the years ended December 31, 1998, 1997, and 1996, respectively.






     The following table summarizes stock options outstanding and options exercisable at December 31, 1998:

                       Options Outstanding          Options Exercisable
                ---------------------------------- ----------------------
                              Weighted-
                               Average   Weighted-              Weighted-
                   Number     Remaining   Average     Number     Average
   Range of          of      Contractual Exercise       of      Exercise
Exercise Prices    Shares     Life(Yrs)    Price      Shares      Price
--------------- ------------ ----------- --------- ------------ ---------
 $0.00 - $0.50    1,721,218         9.4     $0.50    1,125,673     $0.50
 $0.51 - $1.50       77,011         7.1     $1.07       22,466     $1.27
 $1.51 - $3.00       77,873         2.1     $2.04       75,787     $2.02
 $3.01 -$50.00       72,028         0.4     $7.12       72,028     $7.12
                ------------                       ------------
                  1,948,130         8.7     $0.83    1,295,954     $0.97
                ============                       ============

     Pro forma information regarding net loss and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. In 1998 and 1997, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. In 1996, prior to the completion of the initial public offering of common stock, the fair value of each option grant was estimated using the minimum value method. The minimum value method differs from other methods of valuing options, such as the Black-Scholes option pricing model, because it does not consider the effect of expected volatility. The fair value of options was estimated at the date of grant using the following weighted average assumptions for the years ended December 31, 1998, 1997 and 1996:

                                                  Years Ended December 31,
                                              -----------------------------
                                                1998      1997      1996
                                              --------- --------- ---------
Risk Free interest rate....................       5.15%     6.27%     5.88%
Dividend yield.............................      None      None      None
Volatility.................................       1.16      0.94      0.18
Expected life of options in years..........          5         5         5


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company maintains an Employee Stock Purchase Plan (the
"ESPP") pursuant to which 100,000 shares of the Company's common stock are reserved for future issuance. Subject to certain limitations, Company employees may purchase, through payroll deductions of 1% to 20% of compensation, shares of common stock at a price per share that is the lessor of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. As of December 31, 1998, 98,984 shares have been issued and 1,016 remain to be issued under the ESPP. The Company also maintains a Director's Stock Option Plan pursuant to which 50,000 shares of common stock are reserved for future issuance. As of December 31, 1998, all options under the Director's Plan have been issued.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                Years Ended December 31,
                                       ----------------------------------------
                                           1998         1997          1996
                                       ------------ ------------- -------------
Pro forma net loss.................... ($8,916,651) ($15,102,671) ($16,675,027)
Pro forma net loss per share..........      ($0.83)       ($3.99)       ($4.97)


     The pro forma net loss per share above is calculated using the weighted average number of shares of common stock outstanding as described in Note 1.

     The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $1.28, $3.10 and $7.50,
respectively. Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effects will not be fully reflected until the year ended December 31, 1999.

10.     Stock Split

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

11.     Segment Information

     The Company operates in one business segment -- internet-based e-commerce solutions, for which the Company receives license and service revenue from its customers.

     Total revenue generated from U.S. customers totaled $5,492,344, $8,103,497 and $10,179,788 for the years ended December 31, 1998, 1997 and 1996, respectively. Total revenue generated for foreign customers totaled $986,260, $1,258,941 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Customers comprising 10% or greater of the Company's revenue are summarized as follows:

                                                  Years Ended December 31,
                                              -----------------------------
                                                1998      1997      1996
                                              --------- --------- ---------
 Customer A.................................        27%       18%     *
 Customer B.................................        13%       12%     *
 Customer C.................................      *         *           13%

  *  Revenue less than 10%.

12.     Income Taxes

     No provision for income taxes has been recorded due to operating losses with no current tax benefit.

     The components of deferred income taxes consist of the following:

                                                      December 31,
                                              --------------------------
                                                  1998          1997
                                              ------------  ------------
  Deferred tax assets:
     Net operating loss carryforwards.......  $17,600,000   $13,000,000
     Research credit carryforwards..........      250,000       250,000
     Deferred revenue.......................      400,000       400,000
     Depreciation and amortization..........    1,700,000     1,500,000
     Other..................................      500,000       700,000
                                              ------------  ------------
  Total deferred tax assets.................   20,450,000    15,850,000
  Valuation allowance.......................  (20,450,000)  (15,850,000)
                                              ------------  ------------
  Total net deferred taxes..................       $ --          $ --
                                              ============  ============

     A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of the Company. To support the Company's conclusion that a full allowance was required, management primarily considered the Company's history of operating losses. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. The valuation allowance increased by $4,600,000 in 1998 and $2,183,000 in 1997.

     At December 31, 1998, the Company had available federal net operating loss carry forwards of approximately $52,000,000, that will expire in 2010 through 2018, if not utilized. Also available at December 31, 1998 are federal research credit carry forwards of approximately $250,000, that will expire in 2011, if not utilized. Utilization of the net operating losses and credits may be subject to substantial limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

13.     Subsequent Events

     On January 22, 1999, the Company completed a private placement of
1,538,462 shares of common stock at $2.60 per share.   The Company
received net proceeds of approximately $4.0 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                 PART III
Item 10.  Directors and Executive Officers of the Company

     (a)     Identification of Executive Officers:

     The information concerning the Company's Executive Officers is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") for the 1999 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission (the "SEC") no later than 120 days from the end of the Company's last fiscal year.

     (b)     Identification of Directors:

     The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal No. 1 Election of Directors" in the Proxy Statement, a copy of which will be filed with the SEC no later than 120 days from the end of the Company's last fiscal year.

     (c) Compliance with Section 16 (a) of the Exchange Act: The information concerning compliance with Section 16 (a) of the Exchange Act is incorporated by reference from the section entitled "Compliance with Section 16 (a) of the Exchange Act" in the Proxy Statement, a copy of which will be filed with the SEC no later than 120 days from the end of the Company's last fiscal year.

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy
Statement, a copy of which will be filed with the SEC no later than 120 days from the end of the Company's last fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, a copy of which will be filed with the SEC no later than 120 days from the end of the Company's last fiscal year.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related
Transactions" in the Proxy Statement, a copy of which will be filed with the SEC no later than 120 days from the end of the Company's last fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a) The following financial statements and supplemental data are included in Item 8 of this Form 10-K:

                (1)     Financial Statements


Report of Ernst & Young, LLP, Independent Auditors

Balance Sheets at December 31, 1998 and 1997

Statements of Operations for each of the three years in the period ended December 31, 1998

Statement of Stockholders' Equity (Deficit) for each of the three years in the period ended December 31, 1998

Statement of Cash Flows for each of the three years for the period ended December 31, 1998

Notes to Financial Statements

     (2)     Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable, or not required, or because the required information was filed by the Company's previously, or is included the consolidated financial statements or notes thereto.

     (3)     Exhibits

 Exhibit
 Number                       Description of Document
---------  -------------------------------------------------------------
     3.1   Second Amended and Restated Certificate of Incorporation of the
           Company (1)
     3.2   Bylaws of the Company (2)
     4.1   Form of Exchange Agreement by and among the Company and certain holders of the Company's securities (3)
     4.2   Common Stock Purchase Agreement dated as of January 15, 1999, by and among the Company and the purchasers listed therein (4)
     9.1   Amended Stockholders Agreement dated July 3, 1996, by and among the
           Company and certain holders of the Company's securities (2)
    10.1   Form of Indemnification Agreement (2)
    10.2   1989 Stock Option Plan, as amended, and form of stock option agreement (2)
    10.3   1996 Stock Option Plan, as amended, and form of stock option agreement (5)
    10.4   1996 Employee Stock Purchase Plan and form of subscription agreement
           (2)
    10.5   1996 Directors' Stock Option Plan and form of stock option agreement
           (2)
    10.6   Amended and Restated Registration Rights Agreement dated July 3,
           1996, between the Company and certain holders of the Company's securities (2)
    10.7   Lease Agreement dated September 19, 1994, between the Company and
           BRE Properties, Inc. (2)
    10.8   Master Equipment Lease dated January 19, 1995, between the Company and Phoenix Leasing Incorporated (2)
    10.9   Software License Agreement dated February 5, 1996, between the
           Company and Entex Information Services Inc. (2)(6)
   10.10   Software License Agreement dated March 26, 1996, between the Company and Union Underwear Company, Inc. (2)(6)
   10.11   Software License Agreement dated November 7, 1995, between the
           Company and PhotoDisc, Inc. (2)(6)
   10.12   Amendment to Software License Agreement dated March 29, 1996, between the Company and PhotoDisc, Inc. (2)(6)
   10.14   OEM Master License Agreement dated June 30, 1995, between the
           Company and RSA Data Security, Inc. (2)(6)
   10.17   Option agreement dated January 16, 1996, between the Company and
           Gordon J. Bridge (2)
   10.18   Option agreement dated April 24, 1996, between the Company and
           Gordon J. Bridge (2)
   10.19   Letter agreement dated October 19, 1995, between the Company and
           Gordon J. Bridge, and related interpretive letter (2)
   10.20   Consulting Agreement dated March 9, 1992, between the Company and
           Quaestus Limited Partnership (2)
   10.23   Agreement and Mutual Release dated May 24, 1996, between the Company and Henry V. Morgan (2)
   10.24   Development and License Agreement dated March 29, 1996, between the
           Company and Time Warner Cable (2)(6)
   10.26   Agreement dated January 28, 1998, between the Company and Impresso
           (7)
   10.27   1998 Employment letter Agreement dated January 29, 1998 between the
           Company and Gordon J. Bridge (7)
   10.28   Consulting Agreement dated April 2, 1998, between the Company and
           Gordon J. Bridge (8)
   10.29   Agreement dated April 1, 1998, between the Company and Craig Norris
           (8)
   10.30   Agreement and Mutual Release dated March 27, 1998, between the
           Company and Bart Foster (8)
   10.31   Amended and Restated Change of Control Agreement dated as of April
           30, 1998, between the Company and Kenneth M. Ross (8)
   10.32   Amended and Restated Change of Control Agreement dated as of April
           30, 1998, between the Company and Joseph G. Girata (8)
   10.33   Amended and Restated Change of Control Agreement dated as of April
           30, 1998, between the Company and Lucille Hoger (8)
   10.34   Amended and Restated Change of Control Agreement dated as of April
           30, 1998, between the Company and Craig D. Norris (8)
   10.35   Change of Control Agreement dated as of July 22, 1998, between the
           Company and Amanda Reed (1)
   10.36   Change of Control Agreement dated as of July 22, 1998, between the
           Company and Pia Chamberlain (1)
   23      Consent of Independent Auditors
   24      Power of Attorney included on the signature page on this Form 10-K
   27.1    Financial Data Schedule

      ----------------
      (1) Incorporated by reference to the identically numbered exhibits to the Company's quarterly report on Form 10-Q filed on August 14, 1998
      (2) Incorporated by reference to identically numbered exhibits to the Company's Registration Statement on Form S-1, as amended (File No. 333-05901), that became effective on August 14, 1996
      (3) Incorporated by reference to Exhibit 99.3 to the Company's current report on Form 8-K filed on April 3, 1998
      (4) Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on February 4, 1999
      (5) Incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q filed on November 16, 1998
      (6) Confidential treatment has been previously granted with respect to this exhibit
      (7) Incorporated by reference to the identically numbered exhibits to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997
      (8) Incorporated by reference to the identically numbered exhibits to the Company's quarterly report on Form 10-Q filed on May 15, 1998


(b)     Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the fourth quarter of the fiscal year 1998.

     (1) Form 8-K filed on October 13, 1998, regarding the Company's October 12, 1998 announcement of its results for the third quarter ended September 30, 1998 and its intention to focus its business on providing internet systems integration.

     (2) Form 8-K filed on October 21, 1998, regarding the Company's notification by Nasdaq of a concern regarding the continued listing of the Company's Common Stock on the Nasdaq National Market.













































                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CONNECTINC.COM

Date: March 15, 1999                By:    /s/ Craig D. Norris
                                            ---------------------
                                               Craig D. Norris
                                           Chief Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig D. Norris and Greigory Park, and each of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all such attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                        Title                        Date
-------------------------  ----------------------------------  ------------------
/s/ Craig D. Norris        Chief Executive Officer             March 15, 1999
-------------------------  (Principal Executive Officer)
    Craig D. Norris


 /s/ Greigory Park         Vice President of Finance and       March 15, 1999
-------------------------  Chief Financial Officer
     Greigory Park         (Principal Financial Officer and
                           Principal Accounting Officer)


/s/ Gordon Bridge          Director                            March 15, 1999
-------------------------
    Gordon Bridge


/s/ Radha R. Basu          Director                            March 15, 1999
-------------------------
    Radha R. Basu


/s/ Richard H. Lussier     Director                            March 15, 1999
-------------------------
    Richard H. Lussier


/s/ Rory T. O'Driscoll     Director                            March 15, 1999
-------------------------
    Rory T. O'Driscoll


                                  SCHEDULE II
                                CONNECTINC.COM
                       VALUATION AND QUALIFYING ACCOUNTS

                   Years Ended December 31, 1998, 1997, and 1996

                                               Additions
                                                Charged
                                    Balance at to costs             Balance at
                                    Beginning     and                 End of
                                    of Period  Expenses  Deductions   Period
                                    ---------- --------- ---------- ----------
 Year ended December 31, 1998
  Allowance for doubtful accounts..  $642,000  $232,000  ($712,000)  $162,000

 Year ended December 31, 1997
  Allowance for doubtful accounts..  $222,000  $560,000  ($140,000)  $642,000

 Year ended December 31, 1996
  Allowance for doubtful accounts..  $320,000  $157,000  ($255,000)  $222,000