Form 10-K405/A
period 1998-12-31
CONNECT INC
filed 1999-04-09
CIK 831529

================================================================================


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                         ---------------------------
                                 FORM 10-K/A
                         ---------------------------

                               Amendment No. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

                      Commission File Number 000-20873

                                CONNECT, INC.
           (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                              77-0431045
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              identification No.)

           515 Ellis Street, Mountain View, CA         94043-2242
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

     As of March 9, 1999 there were 14,796,509 shares of the registrant's common stock outstanding (as adjusted to reflect the one-for-five reverse stock split effected in February, 1998), and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 9, 1999) was approximately $52.2 million. Shares of the registrant's common stock held by each executive officer, director and holder of five percent or more of the registrant's common stock outstanding as of March 9, 1999 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

================================================================================

     This filing amends and supplements the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 16, 1999 by Connect, Inc. (the "Company") (the "Form 10-K"). The purpose of this filing is to add information required to be included in Items 10-13 of the Form 10-K and add an exhibit required to be included in Item 14.


                                  PART III

Item 10.  Directors and Executive Officers of the Company

                         IDENTIFICATION OF DIRECTORS

          The names of the current directors, their ages (as of December 31, 1998) and certain information about them are set forth below:


                                         PRINCIPAL OCCUPATION/         DIRECTOR
        NAME                AGE     POSITION HELD WITH THE COMPANY       SINCE

Radha R. Basu...............49   General Manager, Electronic Business    1999
                                    Software Division, Hewlett
                                    Packard Corporation

Gordon J. Bridge............56   Chairman of the Board of Directors      1995
                                    of the Company

Richard H. Lussier..........61   Retired                                 1992

Craig D. Norris.............51   Chief Executive Officer and             1998
                                    President of the Company

Rory T. O'Driscoll..........34   Principal, Bankamerica Ventures and     1995
                                    Vice President, BA Venture
                                    Partners I

          Each director serves until his or her successor is elected, generally at the next annual meeting of stockholders.


          Radha R. Basu became a member of the Board of Directors of the Company in March 1999. Ms. Basu joined Hewlett Packard Corporation ("HP") in 1978 as a research & development engineer in HP's laboratories. She has held a number of positions with HP since joining the company including most recently, General Manager of the Electronic Business Software Division. Ms. Basu currently serves as a director of SEEC, Inc. a computer software company. Ms. Basu holds a bachelor of engineering degree from the University of Madras and a master's degree in Electrical Engineering and Computer Science from the University of Southern California.

          Gordon J. Bridge joined the Company in November 1995 as the Chairman of the Board of Directors and served as President and Chief Executive Officer of the Company from April 1997 to April 1998. Currently, he is Chairman of the Board and, since April 1998, a consultant to the Company. Since November 1995 Mr. Bridge has also served as the chief business development officer of the Company. Since January 1, 1998, Mr. Bridge has served as Chairman and Co-Chief Executive Officer of Paradigm Computer Systems, a private Company headquartered in Chalfort, Pennsylvania. From November 1995 to April 1997, Mr. Bridge was an Executive Vice President and director of Quaestus Management Corporation ("Quaestus"), a venture capital investment and private equity fund management company, which funds are stockholders of the Company, although Mr. Bridge does not hold an equity interest in the Quaestus funds. From 1988 to 1995, Mr. Bridge held executive management positions with AT&T Corporation, a telecommunications company, including President of AT&T Computer Systems, President of AT&T EasyLink Services, President of Consumer Interactive Services and most recently Vice President, Corporate Strategy responsible for Emerging Services and Products. Prior to joining AT&T Corporation in 1988, he served for 23 years with IBM Corporation in various positions, including Vice President of Marketing and Vice President of U.S. Sales. Mr. Bridge is a director of ARI Network Services, Inc., an electronic commerce services provider. Mr. Bridge holds a B.S. in Mathematics from Bradley University.

          Richard H. Lussier became a director of the Company in June 1992. Until September 1996, when Mr. Lussier retired, he was President and Chief Executive Officer of Siemens Nixdorf Information Systems Inc., a computer company and a subsidiary of Siemens Nixdorf Informationssysteme AG ("Siemens Nixdorf"). From November 1986 to March 1995 he was Chairman and Chief Executive Officer of Pyramid Technology Corporation, a computer company, which was acquired by Siemens Nixdorf in March 1995. Mr. Lussier holds a B.A. in Economics from College of the Holy Cross and completed coursework at Boston College Graduate School of Business.

          Craig D. Norris joined the Company in January 1996 as Vice President of Professional Services. In July 1997 he was promoted to the position of Executive Vice President of Services and Operations and in April 1998 to the positions of Chief Executive Officer and President. In addition, in April 1998, Mr. Norris was appointed to the Company's Board of Directors. Prior to joining the Company, Mr. Norris was a management consultant with Gemini Consulting Inc., a consulting firm, from October 1992 to December 1995. From October 1988 to October 1992, Mr. Norris was Vice President, West Area at Cap Gemini America, a consulting firm. Mr. Norris holds a B.A. in Economics from Macalester College and an M.B.A. from Fairleigh Dickenson University.

          Rory T. O'Driscoll became a member of the Board of Directors of the Company in December 1995. Mr. O'Driscoll is a Principal of BankAmerica Ventures, a venture capital firm and through its managed investment funds a stockholder of the Company, and a General Partner of BA Venture Partners I. Prior to joining BankAmerica Ventures in September 1993, Mr. O'Driscoll served in the Corporate Development department of BankAmerica Corporation from March 1992 to September 1993. Before his employment with BankAmerica Corporation, he worked as a financial advisor to a number of privately-held companies in the United Kingdom from March 1991 to December 1991. Mr. O'Driscoll also serves as a director of several private companies. Mr. O'Driscoll holds a B.Sc. in Economics from the London School of Economics.


                    IDENTIFICATION OF EXECUTIVE OFFICERS

          The following table sets forth certain information with respect to the current executive officers of the Company, including (as of December 31, 1998) their ages:

         NAME                AGE               POSITION
         ----                ---               --------
Gordon J. Bridge..........   56         Chairman of the Board
Lucille Hoger.............   45         Chief Operating Officer
Greigory Park.............   41         Chief Financial Officer
Craig D. Norris...........   51         President, Chief Executive Officer

          Gordon J. Bridge joined the Company in November 1995 as the Chairman of the Board of Directors and served as President and Chief Executive Officer of the Company from April 1997 to April 1998. Currently, he is Chairman of the Board and, since April 1998, a consultant to the Company. Since November 1995 Mr. Bridge has also served as the Chief Business Development Officer of the Company. From January 1, 1998 through March 31, 1998, Mr. Bridge served as Chairman and Co-Chief Executive Officer of Paradigm Computer Systems, a private company headquartered in Chalfort, Pennsylvania. From November 1995 to April 1997, Mr. Bridge was an Executive Vice President and Director of Quaestus Management Corporation ("Quaestus"), a venture capital investment and private equity fund management company, which funds are stockholders of the Company, although Mr. Bridge does not hold an equity interest in the Quaestus funds. From 1988 to 1995, Mr. Bridge held executive management positions with AT&T Corporation, a telecommunications company, including President of AT&T Computer Systems, President of AT&T EasyLink Services, President of Consumer Interactive Services and most recently Vice President, Corporate Strategy responsible for Emerging Services and Products. Prior to joining AT&T Corporation in 1988, he served for 23 years with IBM Corporation in various positions, including Vice President of Marketing and Vice President of U.S. Sales. Mr. Bridge is a director of ARI Network Services, Inc., an electronic commerce services provider. Mr. Bridge holds a B.S. in Mathematics from Bradley University.

          Lucille Hoger joined the Company in January 1996 as Director of Professional Services. In October 1998 she was promoted to Chief Operating Officer of the Company. Prior to joining the Company, from 1993 to 1996, Ms. Hoger was a principal with Gemini Consulting. Ms. Hoger's industry experience includes consumer products, higher education, government, technology, and oil/gas/chemicals. Ms. Hoger holds a BA in Accounting from Southwest Texas State University.

          Greigory Park joined the Company in April 1998 as Vice President of Finance. In September 1998 he was promoted to Chief Financial Officer of the Company. Prior to joining the Company, from 1994 through 1998, Mr. Park was Corporate Controller for International Microcomputer Software, Inc., a leading developer and publisher of visual productivity software for businesses and consumers, and Copart Inc., a national provider of salvage vehicle auction services. Mr. Park holds an MBA from St. Mary's College and a BSC from Santa Clara University.

          Craig D. Norris joined the Company in January 1996 as Vice President of Professional Services. In July 1997 he was promoted to the position of Executive Vice President of Services and Operations and in April 1998 to the positions of Chief Executive Officer and President. In addition, in April 1998, Mr. Norris was appointed to the Company's Board of Directors. Prior to joining the Company, Mr. Norris was a management consultant with Gemini Consulting Inc., a consulting firm, from October 1992 to December 1995. From October 1988 to October 1992, Mr. Norris was Vice President, West Area at Cap Gemini America, a consulting firm. Mr. Norris holds a B.A. in Economics from Macalester College and an M.B.A. from Fairleigh Dickenson University.

             COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.  Executive Compensation

                          COMPENSATION OF DIRECTORS

          The Company's nonemployee directors are eligible to receive stock option grants pursuant to the Company's 1996 Directors' Stock Option Plan (the "Directors' Plan") and 1996 Stock Option Plan. Except as described below, directors do not otherwise receive compensation for their service as directors, except that non-employee directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

          The Directors' Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. The Directors' Plan provides that each person who first becomes a nonemployee director of the Company after the date of effectiveness of the Company's initial public offering will be granted an option to purchase 4,000 shares of common stock (a "First Option") on the date on which the optionee first becomes a nonemployee director of the Company. Thereafter, on the date of each annual meeting of the Company's stockholders following which a nonemployee director is serving on the Board of Directors, each such nonemployee director will be granted an option to purchase 1,000 shares of common stock, provided that on such date, he or she shall have served on the Company's Board of Directors for at least three months prior to the date of such annual meeting.

          Mr. Bridge, Chairman of the Company's Board of Directors, entered into a consulting relationship with the Company in April 1998 pursuant to which he receives cash compensation of $18,750 per month. Upon the termination of this arrangement at the end of March 1999, Mr. Bridge was retained as a consultant to the Company for an additional six months and will receive cash compensation of $8,000 per month. For a full description of the terms of Mr. Bridge's consulting arrangement with the Company, see "Employment Contracts, Termination of Employment and Change-in-Control Arrangements -- Employment Agreements."

                       COMPENSATION OF EXECUTIVE OFFICERS


Summary of Compensation

          The following table shows for the fiscal years ended December 31, 1998, 1997 and 1996, compensation awarded or paid to, or earned by, (i) all individuals who have served as the Company's Chief Executive Officer during 1998 (Mr. Bridge and Mr. Norris), (ii) the Company's other most highly compensated executive officers at December 31, 1998 (Ms. Hoger), and (iii) the two individuals that would have otherwise been listed pursuant to (ii) except that they were not executive officers at December 31, 1998 (Mr. Foster and Mr. Girata) (collectively, the "Named Executive Officers"):


                         Summary Compensation Table

                                                                                    Long-Term Compensation
                                                                     ---------------------------------------------
                                      Annual Compensation                      Awards                  Payouts
                              ------------------------------------------------------------------------------------
                                                          Other        Restricted     Securities
                                                         Annual          Stock        Underlying                      All Other
 Name and Principal             Salary    Bonus(1)    Compensation       Awards        Options/      LTIP Payouts   Compensation
      Position         Year      ($)        ($)           ($)             ($)          SARs(#)            ($)           ($)
--------------------------------------------------------------------------------------------------------------------------------
Gordon J. Bridge (2)   1998  $ 68,366     $ 23,125       $      -        $      -        85,000          $      -       $ 84,127
Chairman of the        1997  $206,251     $ 45,000       $      -        $      -       124,821          $      -       $      -
Board, Former          1996  $150,000     $ 87,344       $      -        $      -        30,000          $      -       $      -
President and
Chief Executive
Officer
--------------------------------------------------------------------------------------------------------------------------------
Barton S. Foster (3)   1998  $ 96,360     $ 51,705       $      -        $      -           -            $      -       $ 12,900
Former Executive       1997  $159,583     $ 53,266       $      -        $      -        19,999          $      -       $      -
Vice President of      1996  $110,981     $ 21,875       $ 15,000(4)     $      -           -            $      -       $      -
Sales and Marketing
--------------------------------------------------------------------------------------------------------------------------------
Joseph G. Girata(5)    1998  $151,422     $ 35,892       $      -        $      -       140,000          $      -       $      -
Former Chief           1997  $145,000     $ 24,034       $      -        $      -        50,248(6)       $      -       $      -
Financial Officer      1996  $ 78,526     $  5,907       $      -        $      -        35,000(7)       $      -       $      -
--------------------------------------------------------------------------------------------------------------------------------
Craig D. Norris (8)    1998  $208,750     $ 42,891       $      -       $      -        842,000(9)       $      -       $      -
President and Chief    1997  $150,000     $ 16,250       $  8,522(10)   $      -         15,000          $      -       $      -
Executive Officer      1996  $140,000     $ 46,020       $      -       $      -         29,000          $      -       $      -
--------------------------------------------------------------------------------------------------------------------------------
Lucille Hoger(11)      1998  $166,320     $ 35,522       $      -       $      -        158,028(12)      $      -       $      -
Chief Operating        1997  $119,722     $ 16,725       $      -       $      -         13,828          $      -       $      -
Officer                1996  $125,493     $ 15,000       $      -       $      -          7,720          $      -       $      -
--------------------------------------------------------------------------------------------------------------------------------

----------------------
        (1) Includes bonuses paid in January of the next year based upon the individual's performance in the indicated years.

        (2) In April 1998, Mr. Bridge resigned as President and Chief Executive Officer of the Company. Mr. Bridge continues to serve as the Company's Chairman of the Board, a position he has held since November 1995.

        (3)  Mr. Foster resigned as an officer of the Company in April 1998.

        (4)  Represents amounts paid as signing bonus in 1996.

        (5) In September 1998, Mr. Girata resigned as Chief Financial Officer of the Company and is no longer an executive officer of the Company.

        (6) Includes a grant of a new option to purchase 10,000 shares and a grant of options to purchase 40,248 shares of common stock that was made pursuant to a repricing program whereby outstanding options for an equal number of shares having higher exercise prices were canceled and new options having an exercise price of $8.125 were issued in their place. The vesting terms of such repriced options did not change. See "Ten-Year Option Repricings" for further details on this repricing.

        (7) Represents 35,000 shares of common stock issuable upon exercise of an option with an original purchase price of $48 per share, which option was exchanged in September 1996 for a new option to purchase 35,000 shares with an exercise price of $30.625 per share. See "Ten-Year Option Repricings" for further details on this repricing.

        (8) Mr. Norris became Chief Executive Officer and President of the Company in April 1998.

        (9) Includes 842,000 shares subject to stock options re-granted pursuant to option repricing in November 1998.

        (10) Represents amounts paid as commissions in 1997.

        (11) Ms. Hoger became Chief Operating Officer of the Company in October 1998.

        (12) Includes 158,028 shares subject to stock options re-granted pursuant to option repricing in November 1998.

          Mr. Norris and the other executive officers of the Company are entitled to cash and option acceleration benefits relating to a change of control of the Company pursuant to Change of Control Agreements between such officers and the Company. See "Certain Relationships and Related Transactions."


                       STOCK OPTION GRANTS AND EXERCISES

          The Company grants options to its executive officers under its 1989 Stock Option Plan and 1996 Stock Option Plan (the "Incentive Plans"). As of March 10, 1999, options to purchase a total of 1,816,301 shares were outstanding under the Incentive Plans and options to purchase 982,816 shares remained available for grant thereunder.

          The following tables show for the fiscal year ended December 31, 1998, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:


                       OPTION GRANTS IN LAST FISCAL YEAR




                          Individual Grants                                              Potential Realizable
                    ---------------------------                                            Value at Assumed
                      Number of      % of Total                                             Annual Rates of
                     Securities       Options                                                Stock Price
                     Underlying      Granted to       Exercise                             Appreciation for
                      Options        Employees        Or Base                               Option Term(2)
                      Granted        In Fiscal         Price          Expiration       -----------------------
Name                    (#)            Year(1)        ($/Sh)             Date            5% ($)      10% ($)
                     ----------      ----------       --------        ----------         ------      -------
Gordon J. Bridge(3)      79,999           3.18%          4.375        April 2008        130,310      207,497
                          5,000           0.20%          2.063          May 2008          8,144       12,969

Barton S. Foster(4)           -              -               -                 -              -            -

Joseph G. Girata(5)           -              -               -                 -              -            -

Craig D. Norris(6)       20,000(7)        0.79%            .50        April 2008         32,578       51,875
                        780,000(7)       30.99%            .50          May 2008      1,270,538    2,023,119
                         15,000(7)         .60%            .50         July 2007         24,433       38,906
                         10,000(7)         .40%            .50        April 2006         16,289       25,937
                         17,000(7)         .68%            .50     December 2005         27,691       44,094

Lucille Hoger(8)         10,000(7)        0.40%            .50        April 2008         18,289       25,837
                        130,000(7)        5.16%            .50          May 2008        211,756      337,187
                          6,000(7)         .24%            .50     December 2007          9,773       15,562
                          2,000(7)         .08%            .50     November 2007          3,258        5,187
                          4,028(7)         .16%            .50        April 2007          6,561       10,448
                          6,000(7)         .24%            .50      January 2006          9,773       15,562

---------------------------------
(1) Based on options to purchase an aggregate of 2,517,339 shares granted to employees (including employee directors) during the fiscal year ended December 31, 1998 (including 1,122,950 options granted in November 1998 pursuant to option repricing, see "Ten-Year Option Repricing"). The foregoing total excludes options granted to consultants and nonemployee directors. There were no stock appreciation rights granted during 1998.

(2) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the Company's common stock and the timing of option exercises, as well as the optionee's continued employment through the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

(3) In April 1998, Mr. Bridge resigned as President and Chief Executive Officer of the Company. Mr. Bridge continues to serve as the Company's Chairman of the Board, a position he has held since November 1995.

(4) Mr. Foster resigned as an officer of the Company in April 1998.

(5) In September 1998, Mr. Girata resigned from his position as Chief Financial Officer of the Company and is no longer an executive officer of the Company.

(6) Mr. Norris became Chief Executive Officer and President of the Company in April 1998.

(7) Such stock options granted pursuant to option repricing in November 1998.

(8) Ms. Hoger became Chief Operating Officer of the Company in October 1998.


  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION
                                    VALUES

                                                                                  Number of
                                                                                  Securities              Value of
                                                                                 Unexercised          Unexercised In-the-
                                                                                  Underlying           Money Options at
                                         Shares                               Options at FY-End           FY-End ($)
                                       Acquired On      Value Realized        (#) Exercisable/           Exercisable/
Name                                   Exercise (#)         ($)(1)              Unexercisable          Unexercisable (2)
                                       -----------      --------------        -----------------       -------------------
Gordon J. Bridge(3)...................     133,395             449,974           119,622/25,803               $311/$3,435
Barton S. Foster(4)...................           0                   0                      0/0                     $0/$0
Joseph G. Girata(5)...................           0                   0                      0/0                     $0/$0
Craig D. Norris(6)....................           0                   0          268,242/573,758(7)    $603,545/$1,290,956(7)
Lucille Hoger(8)......................           0                   0           53,532/104,496(9)    $  120,447/$235,116(9)

-------------------------------
(1) This amount represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

(2) Based on the $2.75 per share closing price of the Company's common stock on The Nasdaq National Market on December 31, 1998, less the exercise prices

(3) In April 1998, Mr. Bridge resigned as President and Chief Executive Officer of the Company. Mr. Bridge continues to serve as the Company's Chairman of the Board, a position he has held since November 1995.

(4) Mr. Foster resigned as an officer of the Company in April 1998.

(5) In September 1998, Mr. Girata resigned from his position as Chief Financial Officer of the Company and is no longer an executive officer of the Company.

(6) Mr. Norris became Chief Executive Officer and President of the Company in April 1998.

(7) Substantially all of Mr. Norris' stock options are subject to a lock-up agreement which expires in September 1999.

(8) Ms. Hoger became Chief Operating Officer of the Company in October 1998.

(9) Substantially all of Ms. Hoger's stock options are subject to a lock-up agreement which expires in September 1999.

                           TEN-YEAR OPTION REPRICINGS


          In order to reincentivize its employees, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved in November 1998 an option repricing program pursuant to which employees could surrender options granted by the Company with an exercise price greater than $0.50 per share and receive in place of the surrendered options, new options with an exercise price of $0.50 per share, the fair market value of the Company's stock on the date of Board approval. The new options issued pursuant to this repricing program were subject to the same vesting provisions as the surrendered options. Options representing 1,122,950 shares of common stock were repriced.

          The following table sets forth certain information as of December 31, 1998 with respect to the repricing of certain stock options held by the Company's executive officers since the Company's initial public offering.

                                           Number of      Market                                 Length of
                                          Securities     Price of       Exercise                 Original
                                          Underlying     Stock at       Price at                Option Term
                                           Options       Time of        Time of        New     Remaining at
                                          Repriced or  Repricing or   Repricing or   Exercise    Date of
                                           Amended      Amendment      Amendment      Price    Repricing or
  Name                           Date        (#)           ($)            ($)          ($)       Amendment
  ----                           ----     ----------   ------------   ------------   --------  ------------
Joseph G. Girata(1)........   4/14/97(3)      13,060          8.125         30.625      8.125      110 mos.
 Former Chief                 4/14/97(3)      21,939          8.125         30.625      8.125      110 mos.
 Financial Officer            4/14/97(3)       4,391          8.125         31.875      8.125      113 mos.
                              4/14/97(3)         858          8.125         31.875      8.125      113 mos.
                              9/10/96(2)      35,000         30.625          48.00     30.625      117 mos.

Craig Norris...............  11/13/98         17,000          0.500          2.500      0.500       85 mos.
 President and Chief         11/13/98         10,000          0.500          2.500      0.500       89 mos.
 Executive Officer           11/13/98         15,000          0.500         11.250      0.500      103 mos.
                             11/13/98         20,000          0.500          1.312      0.500      113 mos.
                             11/13/98        780,000          0.500          2.063      0.500      114 mos.

Lucille Hoger..............  11/13/98          6,000          0.500          2.500      0.500       85 mos.
  Chief Operating Officer    11/13/98          4,028          0.500          8.125      0.500       89 mos.
                             11/13/98          2,000          0.500          7.188      0.500      108 mos.
                             11/13/98          6,000          0.500          5,470      0.500      109 mos.
                             11/13/98         10,000          0.500          1.312      0.500      112 mos.
                             11/13/98        130,000          0.500          2.063      0.500      113 mos.

Victor L. Fischer(4).......   4/14/97(3)      19,999          8.125         31.875      8.125      113 mos.
  Former Vice President
  of Management Information
  Services

  (1) In September 1998, Mr. Girata resigned from his position as Chief Financial Officer of the Company and is no longer an executive officer of the Company.

  (2) This option grant to Mr. Girata was pursuant to a repricing program approved by the Compensation Committee of the Board of Directors in September 1996 that allowed employees to surrender outstanding options with exercise prices of $48.00 per share or greater and to receive in the place of such surrendered options new options with an exercise price of $30.625 per share, the fair market value of the Company's stock on the date the repricing program was approved. The new options are subject to the same vesting schedule as the surrendered options. Options representing 163,334 shares of common stock were repriced pursuant to this repricing program.

  (3) In April 1997, the Board approved a repricing program pursuant to which employees could surrender options granted by the Company between May 1996 and March 1997 having exercise prices greater than $15.00 per share and receive in place of the surrendered options, new options having an exercise price of $8.125 per share, the fair market value of the Company's stock on the date of Board approval. The new options issued pursuant to the 1997 repricing program were subject to the same vesting provisions as the surrendered options. Options representing 166,708 shares of common stock were repriced.

  (4) Mr. Fischer resigned from his position as an executive officer of the Company in January 1998.

                EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
                       AND CHANGE-IN-CONTROL ARRANGEMENTS

Employment Agreements

     In connection with Mr. Bridge's appointment in April 1997 as the Company's Chief Executive Officer and President, Mr. Bridge and the Company entered into an agreement (the "1997 Letter") providing that Mr. Bridge would receive an annual salary for fiscal 1997 of $225,000 and be eligible to receive a bonus, based on the achievement of certain financial objectives, of up to $285,000. Actual amounts paid to Mr. Bridge during 1997 are as reflected in the Summary Compensation Table. In addition, pursuant to the 1997 Letter, Mr. Bridge was granted an option to purchase 79,999 shares of the Company's common stock at an exercise price of $6.25 per share, the fair market value of such stock on the grant date. Pursuant to the terms of this option, 12.5% of the shares issuable upon exercise of the option were to vest in October 1997, with the remainder of the shares vesting in equal monthly installments thereafter through the fourth anniversary of the grant date. In July 1997, the Compensation Committee of the Board of Directors amended the vesting terms of this option grant to Mr. Bridge such that 16.67% of the shares issuable on exercise became vested in October 1997, with the remainder of the shares vesting in equal monthly installments thereafter through the third anniversary of the grant date. The 1997 Letter also provided that the Company would loan Mr. Bridge $150,000 pursuant to a full recourse, three-year promissory note to which interest at the then-current minimum applicable federal rate would apply. The 1997 Letter provides that, should the Company terminate Mr. Bridge without cause, he would be entitled to continue working as a consultant to the Company for a period of one year following such termination and that the option described above would continue to vest through such consultancy period. In addition, the 1997 Letter provides that certain performance objectives set forth in stock option agreements relating to options to purchase an aggregate of 30,000 shares issued to Mr. Bridge in January 1996 and April 1996 had been achieved and that, pursuant to the terms of such option agreements, the vesting schedules for the options converted from a 72-month to a 48-month schedule.

     In January 1998, the Company and Mr. Bridge entered into an agreement (the "1998 Letter") pursuant to which Mr. Bridge would receive an annual salary for fiscal 1998 of $225,000 and be eligible to receive a performance bonus, based upon the Company's achievement of certain financial objectives, of up to $200,000. In addition, Mr. Bridge would be eligible to receive a strategic bonus, payable upon the achievement of certain strategic objectives set by the Board of Directors, of up to $500,000 during fiscal 1998. Actual amounts paid to Mr. Bridge during 1998 are as reflected in the Summary Compensation Table. Mr. Bridge was granted an option to purchase 79,999 shares of the Company's common stock in January 1998 pursuant to the 1998 Letter, which options were to vest in equal monthly installments over a three-year period. The 1998 Letter also provides that, in the event the Company is acquired or merges with another corporation during 1998, the Company would forgive its loan to Mr. Bridge in the principal amount of $150,000 plus all accrued interest.

     In April 1998, Mr. Bridge resigned his positions as Company's Chief Executive Officer and President. He continues to serve as its Chairman of the Board. In connection with his resignation as Chief Executive Officer and President and pursuant to the 1997 Letter, Mr. Bridge entered into an agreement with the Company whereby he would remain as a consultant to the Company through March 1999. Pursuant to this agreement, Mr. Bridge would receive through March 1999 an amount equal to his regular monthly salary prior to his resignation ($18,750), acceleration of the exercisability of certain options to purchase 69,000 shares of the Company's common stock, continued vesting of other unvested options and reimbursement for certain business expenses associated with his consulting relationship. Upon the termination of this arrangement at the end of March 1999, Mr. Bridge was retained as a consultant to the Company for an additional six months and will receive cash compensation of $6,770.83 per month. In addition, the Company has agreed to forgive 50% of the total principal and outstanding interest of the loan described above in exchange for Mr. Bridge's remaining a consultant to the Company and, if Mr. Bridge achieves certain specified goals, he may be entitled to forgiveness of the remainder of outstanding principal and interest on his loan.

     In April 1998, the Company entered into an employment letter with Craig Norris in connection with his appointment as the Company's President and Chief Executive Officer. Pursuant to the terms of this letter agreement, Mr. Norris was to receive an annual salary of $225,000 for 1998 and was to be eligible for a bonus, payable upon the Company's achievement of certain quarterly and annual financial objectives, of up to $150,000. The employment letter also provides that Mr. Norris was to be eligible to receive a strategic bonus, payable upon the achievement of certain strategic objectives set by the Board of Directors during fiscal 1998 in an amount to be determined by the Board. Actual amounts paid to Mr. Norris during 1998 are as reflected in the Summary Compensation Table. In addition, on May 28, 1998, Mr. Norris received an option to purchase 780,000 shares of common stock at an exercise price of $2.063 per share, which vests over 24 months.

Change-in-Control Arrangements

     In June 1997, the Company entered into Change of Control Agreements with each of Gordon Bridge, Joseph Girata and Craig Norris. In April 1998, pursuant to Mr. Bridge's resignation as Chief Executive Officer and President of the Company, his Change of Control Agreement was terminated. In April 1998, Lucille Hoger, the Company's newly appointed Vice President of Professional Services, entered into a Change of Control Agreement and Mr. Norris's Change of Control Agreement was amended. In September 1998, pursuant to Mr. Girata's resignation as Chief Financial Officer of the Company, his Change of Control Agreement was terminated. In September 1998, Greigory Park, the Company's newly appointed Chief Financial Officer, entered into a Change of Control Agreement. Pursuant to the terms of such Change of Control Agreements, as amended, each executive officer will be entitled to a cash payment equal to 2.99 times such officer's total compensation during fiscal year 1998 upon certain change of control transactions involving the Company (generally, a merger or acquisition of the Company). Such cash payments are subject to reduction in certain circumstances and would be reduced to zero if the aggregate value to be received by the Company's stockholders in connection with such change of control transaction were equal to or less than $25 million. Each executive officer would also be entitled to acceleration of vesting of all options held by him or her in the event of a hostile takeover of the Company. In addition, if such officer were to be terminated involuntarily within two years of a change of control, he or she would be entitled for a period of twelve months following such termination to continuation of his or her monthly salary, payment on a monthly basis of one-twelfth of the performance bonus to which he or she would have been entitled assuming full achievement of all performance objectives of the Company for such year, acceleration of vesting of all stock options held at the time of termination, certain benefits under the Company's health and other benefit plans, and outplacement services not to exceed $15,000.

  REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE
                                  COMPENSATION



COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following is a report of the Compensation Committee of the Board of Directors (the "Committee") describing the compensation policies applicable to the Company's executive officers (including the Named Executive Officers) during the fiscal year ended December 31, 1998. The Committee is responsible for establishing and monitoring the general compensation policies and compensation plans of the Company, as well as the specific compensation levels for executive officers. The Committee also administers the Company's stock plans and determines the terms and conditions of stock option grants. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

     General Policies

     The Company's compensation policies are designed to link the executive officers' compensation to the annual and long-term performance of the Company and to provide compensation that is competitive with the compensation paid to other executives in the industry and that will attract and retain superior talent and reward performance. The compensation mix reflects a balance of annual cash payments, consisting of annual base salary payments and incentive bonus payments, and long-term stock-based incentives in the form of stock options. The emphasis in incentive compensation is placed on the more strategic stock-based options that more closely align the financial interests of the Company's employees with those of its stockholders.

     Base Salaries

     The salary component of executive compensation is based on the executive's level of responsibility for meeting Company objectives and performance, and comparable to similar positions in the Company and to comparable companies. Base salaries for executives are reviewed and adjusted at least annually based on information regarding competitive salaries, the results of industry compensation surveys, individual experience and performance.

     Cash Bonuses

     The Company's incentive program for executive officers provides direct financial incentives in the form of cash bonuses. During 1997, the Compensation Committee re-evaluated its executive bonus structure and approved a new bonus policy for fiscal 1998 that based executive bonuses entirely on Company financial performance and eliminate the individual objective component of bonus calculation.

     Stock Options

     The Company's 1996 Stock Option Plan and 1989 Stock Option Plan provides for the issuance of stock options to officers and employees of the Company to purchase shares of the Company's common stock at an exercise price equal to the fair market value of such stock on the date of grant. The Company's stock options typically vest over a 36-month period.

     The Company's compensation policies recognize the importance of stock ownership by senior executives and stock options are an integral part of each executive's compensation. The Committee believes that the opportunity for stock appreciation through stock options that vest over time promotes the relationship between long-term interests of executive officers and stockholders. The size of specific grants takes into account the executive officer's salary and the number of options previously granted to the officer, as well as his or her contributions to the Company's success.

     Compensation of the Chief Executive Officer

     In April 1997, Gordon J. Bridge was appointed the Company's President and Chief Executive Officer (the "CEO"). He resigned such positions in April 1998, at which time Craig Norris, previously the Company's Executive Vice President of Services and Operations, was appointed as the Company's CEO and President. At the time Mr. Bridge was appointed CEO in April 1997, he entered into the 1997 Letter with the Company, the terms of which are described in more detail in "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" and in the Summary Compensation Table.

     During fiscal 1998, Mr. Norris, the current Chief Executive Officer of the Company received $251,642. In reviewing the compensation paid to Mr. Norris for fiscal 1998, the Committee applied the factors discussed above in this Report under the headings "Base Salaries," "Cash Bonuses", and "Stock Options". In addition, in determining Mr. Norris' 1998 compensation the Committee considered a number of other factors, including competitive market compensation packages, Mr. Norris' past performance at the Company and the responsibilities he was undertaking in assuming the position of CEO. Based on its survey data and informal information reviewed by the Committee, the Committee believes that the base salary level for the CEO is commensurate with salaries paid to chief executive officers of comparable companies engaged in similar industries.

     Overall, the Committee believes that Mr. Norris is being appropriately compensated in a manner that is consistent with the long-term interests of stockholders.

     Deductibility of Executive Compensation

     The Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, unless such compensation meets the requirements for the "performance-based" exception to the general rule. Since the cash compensation paid by the Company to each of its executive officers is expected to be below $1 million and the Committee believes that options granted under the Company's 1996 Stock Option Plan and 1989 Plan will meet the requirements for qualifying as performance-based, the Committee believes that this section will not affect the tax deductions available to the Company. It will be the Committee's policy to qualify, to the extent reasonable, the executive officers' compensation for deductibility under applicable tax law. However, the Company may from time to time pay compensation to its executive officers that may not be deductible.

     The members of the Committee submit the foregoing report.

                            COMPENSATION COMMITTEE:

                                 Promod Haque
                                Richard Lussier

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors currently consists of Radhu R. Basu and Richard Lussier. From March 31, 1998 until March 10, 1999, the Compensation Committee consisted of directors Promod Haque and Richard Lussier. From January 1, 1998 through March 31, 1998, it consisted of directors Promod Hague, Richard Weening and Richard Lussier.

                     PERFORMANCE MEASUREMENT COMPARISON(1)

     The following graph compares the cumulative total stockholder return for the Company's stock since August 15, 1996, the date the Company's common stock began to trade on The Nasdaq Stock Market, Inc., through December 31, 1998, the last trading date of fiscal 1998, to the cumulative return over such period of
(i) the Nasdaq Market Index and (ii) the MG Internet Software & Services Index (provided by Media General Financial Services, Inc.). The graph assumes that $100 was invested in the common stock of the Company and the respective indices on August 15, 1996 (including reinvestment of dividends). The stock price performance on the following graph is not necessarily indicative of future stock price performance.


             [EDGAR representation of data points in printed graph]

                                        08/15/96* 12/31/96  12/31/97  12/31/98
                                        --------  --------  --------  --------
Connect, Inc..........................       100       102        14         9
Nasdaq Market Index...................       100       112       137       193
MG Internet Software & Services Index..      100       123        73       192

* Assumes $100 invested at August 15, 1996 in common stock of the Company and in each of the comparative indices.

(1) This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of the Company's common stock as of April 1, 1999 by: (i) each director; (ii) each of the Named Executive Officers; (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

                                                               Beneficial Ownership (2)
                                                               Number of     Percent of
           Beneficial Owner (1)                                 Shares         Total

Entities affiliated with Stark Investments (3)                 1,831,372       12.38%
 1500 W. Market Street, Suite 200
 Mequon, WI  53092

RRE Connect Investors, LP                                      1,174,242        7.94%
 126 East 56th Street, 22nd Floor
 New York, NY  10022

Entities affiliated with Special Situations Fund, L.P. (4)       961,539        6.50%
 133 East 53rd Street
 New York, NY  10022

Craig D. Norris (5)                                              437,245        2.87%
Radha R. Basu (6)                                                  2,778           *
Gordon J. Bridge (7)                                             148,203           *
Barton S. Foster (8)                                                   -           *
Joseph G. Girata (9)                                                   -           *
Lucille Hoger (10)                                                83,978           *
Richard H. Lussier (11)                                           17,536           *
Rory T. O'Driscoll (12)                                            8,778           *
All directors and current executive officers
 As a group (7 persons) (13)                                     698,518        4.50%

______________________
* Less than one percent.

(1) Unless otherwise indicated, the address of each of the named individuals is: c/o Connect, Inc., 515 Ellis Street, Mountain View, CA 94043.

(2) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 14,796,675 shares of common stock outstanding on April 1, 1999, adjusted as required by rules promulgated by the SEC.

(3) Includes 915,686 shares held by Shepherd Investments International, Ltd. and 915,686 shares held by Stark International.

(4) Includes 134,615 shares held by Special Situations Cayman Fund L.P., 442,308 shares held by Special Situations Fund III, 288,462 shares held by Special Situations Private Equity Fund L.P. and 96,154 shares held by Special Situations Technology Fund L.P.

(5) Includes 436,995 shares subject to stock options held by Mr. Norris exercisable within 60 days of the date of this table. A portion of the shares issued or issuable upon exercise of stock options is subject to repurchase by the Company at the original exercise price in the event of termination of employment, which repurchase right lapses over time. Substantially all of the shares and stock options held by Mr. Norris are subject to a lockup agreement which expires in September 1999.

(6) Includes 2,778 shares subject to stock options held by Ms. Basu exercisable within 60 days of the date of this table.

(7) Includes 148,203 shares subject to stock options held by Mr. Bridge exercisable within 60 days of the date of this table. A portion of the shares issued or issuable upon exercise of stock options is subject to repurchase by the Company at the original exercise price in the event of termination of employment, which repurchase right lapses over time.

(8) In April 1998, Mr. Foster resigned from the Company as its Executive Vice President of Sales and Marketing.

(9) In September 1998, Mr. Girata resigned from the Company as its Chief Financial Officer.

(10) Includes 83,864 shares subject to stock options held by Ms. Hoger exercisable within 60 days of the date of this table. A portion of the shares issued or issuable upon exercise of stock options is subject to repurchase by the Company at the original exercise price in the event of termination of employment, which repurchase right lapses over time. Substantially all of the shares and stock options held by Ms. Hoger are subject to a lockup agreement which expires in September 1999.

(11) Includes 17,536 shares subject to stock options held by Mr. Lussier exercisable within 60 days of the date of this table. A portion of the shares issued or issuable upon exercise of stock options is subject to repurchase by the Company at the original exercise price upon cessation of service as a director of the Company, which repurchase right lapses over time.

(12) Includes 8,778 shares subject to stock options held by Mr. O'Driscoll on behalf of BankAmerica Ventures exercisable within 60 days of the date of this table. Mr. O'Driscoll is a Principal of BankAmerica Ventures. Mr. O'Driscoll disclaims beneficial ownership of the shares held by such entities except to the extent of his pro rate interest therein.

(13) Includes shares described in the notes above, as applicable. Includes shares which certain executive officers and directors of the Company have the right to acquire within 60 days of the date of this table pursuant to outstanding options.

Item 13.  Certain Relationships and Related Transactions

     Certain stock option grants to directors and executive officers of the Company are described herein under the caption "Executive Compensation." Certain agreements between the Company and its directors are described herein under the caption "Employment Contracts, Termination of Employment and Change-in-Control Agreements."

     In April 1998, Mr. Foster resigned his position as Executive Vice President of Sales and Marketing. Pursuant to the terms of an agreement between Mr. Foster and the Company in connection with his resignation, Mr. Foster remained as a consultant to the Company through July 1998, during which time he received compensation equal to his regular monthly salary prior to his resignation ($14,167), continued vesting of unvested options and health benefits. Actual amounts paid to Mr. Foster during 1998 are reflected in the Summary Compensation Table. In addition, pursuant to the terms of this agreement, the Company agreed to forgive accrued interest on, and a portion of the principal of, a $30,000 loan to Mr. Foster, which principal amount to be forgiven was not to exceed $10,000. The total amount forgiven was $12,900.

     Mr. Bridge entered into the 1997 Letter and the 1998 Letter with the Company, which letters governed the terms of his employment relationship with the Company for fiscal years 1997 and 1998, respectively. The 1998 Letter has been superseded by Mr. Bridge's consulting arrangement with the Company in April 1998. Pursuant to the 1997 Letter, the Company in April 1997 loaned Mr. Bridge $150,000 pursuant to a three-year, full recourse promissory note which is subject to interest, compounded annually, at the rate of 5.91%. In exchange for Mr. Bridge's remaining a consultant to the Company for the twelve-month period from April 1998 through March 1999, the Company agreed to forgive 50% of the total principal and outstanding interest of this loan and, if Mr. Bridge achieves certain specified goals prior to March 31, 1999, he may be entitled to forgiveness of the remainder of outstanding principal and interest on his loan. The total amount of principal and accrued interest on such note as of April 2, 1999 is approximately $84,127. Other material terms of each of the 1997 Letter, the 1998 Letter and Mr. Bridge's consulting relationship with the Company are described in "Employment Contracts, Termination of Employment and Change-in-Control Arrangements--Employment Agreements."

     On November 18, 1997, BankAmerica Ventures and BankAmerica Venture Partners I (collectively "BankAmerica"), entities with which Rory T. O'Driscoll, a director of the Company, is affiliated, were issued convertible notes by the Company in the aggregate principal amount of $1,200,000 and warrants to purchase an aggregate of 399,990 shares of the Company's common stock. On February 26, 1998, the notes plus the accrued interest thereon were converted into 608,219 shares of the Company's Series A Preferred Stock. On April 1, 1998, all of the shares of Series A Preferred Stock held by BankAmerica plus accrued but unpaid dividends thereon were converted into 1,062,555 shares of the Company's common stock and the warrants held by BankAmerica were canceled. Mr. O'Driscoll disclaims beneficial ownership of the securities held by BankAmerica, except to the extent of his proportionate interest therein.

     On November 18, 1997, Norwest Equity Partners V, L.L.P. ("Norwest"), an entity with which Promod Haque, a former director of the Company, is affiliated, was issued a $1,240,000 principal amount convertible note by the Company and a warrant to purchase 413,323 shares of the Company's common stock. On February 26, 1998, the note plus the accrued interest thereon was converted into 628,493 shares of the Company's Series A Preferred. On April 1, 1998, all of the shares of Series A Preferred Stock held by Norwest plus accrued but unpaid dividends thereon were converted into 1,097,972 shares of the Company's common stock and the warrants held by Norwest were canceled. Mr. Haque disclaims beneficial ownership of the securities held by Norwest, except to the extent of his proportionate interest therein.

     The Company has entered into indemnification agreements with its officers and directors containing provisions which may require the Company, among other things, to indemnify its officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following financial statements and supplemental data are included in Item 8 of the Company's Form 10-K:

          (1)    Financial Statements
                                                               Page Number
  Report of Ernst & Young, LLP, Independent Auditors               20

  Balance Sheets at December 31, 1998 and 1997                     21

  Statements of Operations for each of the three years in the
  period ended December 31, 1998                                   22

  Statement of Stockholders' Equity (Deficit) for each of the
  three years in the period ended December 31, 1998                23

  Statement of Cash Flows for each of the three years for the
  period ended December 31, 1998                                   24

  Notes to Financial Statements                                    25

          (2)    Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable, or not required, or because the required information was filed by the Company's previously, or is included the consolidated financial statements or notes thereto.

          (3)    Exhibits

Exhibit
Number        Description of Document
------        -----------------------

3.1     Second Amended and Restated Certificate of Incorporation of the
        Company (1)
3.2     Bylaws of the Company (2)
4.1 Form of Exchange Agreement by and among the Company and certain holders of the Company's securities (3)
4.2 Common Stock Purchase Agreement dated as of January 15, 1999, by and among the Company and the purchasers listed therein (4)
9.1 Amended Stockholders Agreement dated July 3, 1996, by and among the Company and certain holders of the Company's securities (2)
10.1*   Form of Indemnification Agreement (2)
10.2*   1989 Stock Option Plan, as amended, and form of stock option agreement (2)
10.3*   1996 Stock Option Plan, as amended, and form of stock option agreement (5)
10.4*   1996 Employee Stock Purchase Plan and form of subscription agreement (2)
10.5*   1996 Directors' Stock Option Plan and form of stock option agreement (2)
10.6 Amended and Restated Registration Rights Agreement dated July 3, 1996, between the Company and certain holders of the Company's securities (2)
10.7 Lease Agreement dated September 19, 1994, between the Company and BRE Properties, Inc. (2)
10.8 Master Equipment Lease dated January 19, 1995, between the Company and Phoenix Leasing Incorporated (2)
10.9 Software License Agreement dated February 5, 1996, between the Company and Entex Information Services Inc. (2)(6)
10.10 Software License Agreement dated March 26, 1996, between the Company and Union Underwear Company, Inc. (2)(6)
10.11 Software License Agreement dated November 7, 1995, between the Company and PhotoDisc, Inc. (2)(6)
10.12 Amendment to Software License Agreement dated March 29, 1996, between the Company and PhotoDisc, Inc. (2)(6)
10.14 OEM Master License Agreement dated June 30, 1995, between the Company and RSA Data Security, Inc. (2)(6)
10.17*  Option agreement dated January 16, 1996, between the Company and Gordon
        J. Bridge (2)
10.18* Option agreement dated April 24, 1996, between the Company and Gordon J. Bridge (2)
10.19*  Letter agreement dated October 19, 1995, between the Company and Gordon
        J. Bridge, and related interpretive letter (2)
10.20 Consulting Agreement dated March 9, 1992, between the Company and Quaestus Limited Partnership (2)
10.23 Agreement and Mutual Release dated May 24, 1996, between the Company and Henry V. Morgan (2)
10.24 Development and License Agreement dated March 29, 1996, between the Company and Time Warner Cable (2)(6)
10.26   Agreement dated January 28, 1998, between the Company and Impresso (7)

10.27* 1998 Employment letter Agreement dated January 29, 1998 between the Company and Gordon J. Bridge (7)
10.28*  Consulting Agreement dated April 2, 1998, between the Company and Gordon
        J. Bridge (8)
10.29* Agreement dated April 1, 1998, between the Company and Craig Norris (8) 10.30* Agreement and Mutual Release dated March 27, 1998, between the Company and Barton Foster (8)
10.31* Amended and Restated Change of Control Agreement dated as of April 30, 1998, between the Company and Kenneth M. Ross (8)
10.32* Amended and Restated Change of Control Agreement dated as of April 30, 1998, between the Company and Joseph G. Girata (8)
10.33* Amended and Restated Change of Control Agreement dated as of April 30, 1998, between the Company and Lucille Hoger (8)
10.34* Amended and Restated Change of Control Agreement dated as of April 30, 1998, between the Company and Craig D. Norris (8)
10.35* Change of Control Agreement dated as of July 22, 1998, between the Company and Amanda Reed (1)
10.36* Change of Control Agreement dated as of July 22, 1998, between the Company and Pia Chamberlain (1)
10.37* Change of Control Agreement dated as of September 10, 1998, between the Company and Greigory Park.
23      Consent of Ernst & Young LLP, Independent Auditors (9)
24      Power of Attorney (9)
27.1    Financial Data Schedule (9)

----------------------------------------
(1) Incorporated by reference to the identically numbered exhibits to the Company's quarterly report on Form 10-Q filed on August 14, 1998
(2) Incorporated by reference to identically numbered exhibits to the Company's Registration Statement on Form S-1, as amended (File No. 333-05901), that became effective on August 14, 1996
(3) Incorporated by reference to Exhibit 99.3 to the Company's current report on Form 8-K filed on April 3, 1998
(4) Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on February 4, 1999
(5) Incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q filed on November 16, 1998
(6) Confidential treatment has been previously granted with respect to this exhibit
(7) Incorporated by reference to the identically numbered exhibits to the Company's annual report on Form 10-K for the fiscal year ended
        December 31, 1997
(8) Incorporated by reference to the identically numbered exhibits to the Company's quarterly report on Form 10-Q filed on May 15, 1998
(9) Incorporated by reference to the identically numbered exhibits to the Company's annual report on Form 10-K for the fiscal year ended
        December 31, 1998

 *      Management contract or compensatory plan or arrangement

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CONNECT, INC.

Date: April 8, 1999                     By:   /s/ Craig D. Norris
                                            -------------------------------
                                                 Craig D. Norris
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Craig D. Norris                     Date: April 8, 1999
--------------------------
Craig D. Norris
Chief Executive Officer
(Principal Executive Officer)


/s/ Greigory Park                       Date: April 8, 1999
--------------------------
Greigory Park
Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)


           *                            Date: April 8, 1999
--------------------------
Gordon Bridge
Director


           *                            Date: April 8, 1999
--------------------------
Radha R. Basu
Director


           *                            Date: April 8, 1999
--------------------------
Richard H. Lussier
Director


           *                            Date: April 8, 1999
--------------------------
Rory T. O'Driscoll
Director

     * By:      /s/ Greigory Park            .
            ----------------------------------
                  Greigory Park
                  Attorney-in-fact