Form 10-Q
period 1999-03-31
CONNECT INC
filed 1999-05-14
CIK 831529

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934. For the quarterly period ended March 31, 1999

        Transition report pursuant to Section 13 or 15(d) of the Securities
---- Exchange Act of 1934. For the transition period from _____________ to _____________.

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

As of April 30, 1999 there were 14,818,589 shares of the Registrant's Common Stock outstanding.

                              CONNECT, INC.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (Unaudited)

               Condensed Balance Sheets as of
               March 31, 1999 and December 31, 1998

               Condensed Statements of Operations for the three months ended March 31, 1999 and 1998

               Condensed Statements of Cash Flows for the three months ended March 31, 1999 and 1998

               Notes to Condensed Financial Statements

          ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

          ITEM 1.   Legal Proceedings

          ITEM 2    Changes in Securities and Use of Proceeds

          ITEM 3    Defaults Upon Senior Securities

          ITEM 4.   Submission of Matters to Vote of Security Holders

          ITEM 5.   Other Information

          ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                                  PART I
ITEM 1.  FINANCIAL STATEMENTS

                                 CONNECT, INC.

                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                        March 31,   December 31,
                                                         1999          1998
                                                      ------------  ------------
                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................     $6,707        $3,965
  Accounts receivable, less allowances for doubtful
    accounts of $111, at March 31, 1999 and
    $162 at December 31, 1998.........................      1,412           613
  Prepaid expenses and other current assets...........        247           212
                                                      ------------  ------------
Total current assets..................................      8,366         4,790
Property and equipment, net...........................        569           609
Deposits and other assets.............................         47            54
                                                      ------------  ------------
        Total assets..................................     $8,982        $5,453
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................       $709          $834
  Accounts payable....................................        838           707
  Accrued payroll and related expenses................        170           167
  Other accrued liabilities...........................        578           857
  Deferred revenue....................................         74           415
  Current portion of extended vendor liabilities......        192           282
                                                      ------------  ------------
Total current liabilities.............................      2,561         3,262

Notes payable.........................................        192           245

Commitments and contingencies

Stockholders' equity:
  Preferred Stock:
    Authorized shares--35,000,000.  Issued and
    outstanding shares--none..........................        --            --
  Common Stock: $.001 par value.  Authorized
    shares--60,000,000. Issued and outstanding
    shares--14,796,675 at March 31, 1999
    and 13,213,801 at December 31, 1998...............         15            13
  Additional paid-in capital..........................     75,450        71,454
  Deferred compensation...............................        (49)          (60)
  Accumulated deficit.................................    (69,187)      (69,461)
                                                      ------------  ------------
Total stockholders' equity............................      6,229         1,946
                                                      ------------  ------------
Total liabilities and stockholders' equity............     $8,982        $5,453
                                                      ============  ============

                      See accompanying notes.

                                 CONNECT, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except share data)
                                  (Unaudited)

                                         Three Months Ended
                                             March 31,
                                        -------------------
                                          1999      1998
                                        --------- ---------
Revenue:
  License.............................      $675    $1,025
  Service.............................     1,351     1,227
                                        --------- ---------
    Total revenue.....................     2,026     2,252
                                        --------- ---------
Cost of revenue:
  License.............................        60       178
  Service.............................       843     1,402
                                        --------- ---------
    Total cost of revenue.............       903     1,580
                                        --------- ---------
    Gross profit......................     1,123       672
                                        --------- ---------
Operating expenses:
  Research and development............       221     1,311
  Sales and marketing.................        35     1,440
  General and administrative..........       667       796

                                        --------- ---------
    Total operating expenses..........       923     3,547
                                        --------- ---------
Income (loss) from operations.........       200    (2,875)
Interest expense......................       (32)     (222)
Interest and other income, net........       106       147
                                        --------- ---------
Income (loss) before income taxes.....       274    (2,950)
Provision (benefit) for income taxes..       --        --
                                        --------- ---------
Net income (loss).....................      $274   ($2,950)
                                        ========= =========
Basic and diluted net income
  (loss) per share....................     $0.02    ($0.73)
                                        ========= =========

Shares used to compute net income
  (loss) per share - basic............    14,398     3,987
                                        ========= =========
Shares used to compute net income
  (loss) per share - diluted..........    15,894     3,987
                                        ========= =========

                          See accompanying notes.

                                 CONNECT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                            Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
Operating activities:
Net income (loss)........................................     $274    ($2,950)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
   Depreciation and amortization.........................      123        426
   Amortization of deferred compensation.................       11         11
   Changes in operating assets and liabilities:
     Accounts receivable.................................     (799)       498
     Prepaid expenses and other current assets...........      (35)       181
     Other assets........................................        7         12
     Accounts payable, accrued payroll and related
     expenses, other accrued liabilities, and
     extended vendor liabilities.........................     (235)       (55)
     Deferred revenue....................................     (341)       262
                                                          ---------  ---------
   Net cash used in operating activities.................     (995)    (1,615)
                                                          ---------  ---------
Investing activities:
Purchases of property and equipment......................      (83)      (183)
                                                          ---------  ---------
   Net cash used in investing activities.................      (83)      (183)
                                                          ---------  ---------
Financing activities:
Proceeds from issuance of common stock...................    3,999         --
Cost associated with issuance of convertible
  preferred stock........................................       --       (133)
Repayment of principal on notes payable..................     (179)      (141)
                                                          ---------  ---------
   Net cash provided (used) by financing activities......    3,820       (274)
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....    2,742     (2,072)
Cash and cash equivalents at beginning of period.........    3,965      9,644
                                                          ---------  ---------
   Cash and cash equivalents at end of period............   $6,707     $7,572
                                                          =========  =========
Supplemental disclosure of cash flow information
Cash paid for interest...................................      $32       $222
Cash paid for income taxes...............................       $2         --

Supplemental noncash financing information
Conversion of convertible notes into preferred
 stock and common stock..................................       --     $9,654
                                                          =========  =========

                           See accompanying notes.

                                 CONNECT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial information should be read in conjunction with the financial statements and notes thereto included in CONNECT, Inc.'s ("CONNECT" or the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (the "Annual Report"). The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. Certain prior year amounts previously reported have been reclassified to conform to 1999 presentation.
































2) NET INCOME (LOSS) PER SHARE

  Basic and diluted net earnings per share is based on the weighted average number of shares of Common stock outstanding during the period presented, in accordance with Statement of Financial Accounting Standards No. 128 (earnings per share). The following table sets forth the calculations underlying the Company's basic and diluted net income (loss) per share for the periods presented.

                                         Three Months Ended
                                             March 31,
(in thousands, except per               -------------------
share data; Unaudited)                    1999      1998
                                        --------- ---------
BASIC NET INCOME (LOSS) PER SHARE:
  Net income loss.......................    $274   ($2,950)
                                        ========= =========
  Weighted average number of common
    shares outstanding during the
    period..............................  14,398     3,987
                                        ========= =========

  Basic net income (loss) per share.....   $0.02    ($0.73)
                                        ========= =========

DILUTED NET INCOME (LOSS) PER SHARE:
  Net income loss.......................    $274   ($2,950)
                                        ========= =========

  Weighted average number of common
    shares outstanding during the
    period..............................  14,398     3,987

  Shares issuable from assumed
    exercise of options.................   1,586       --
                                        --------- ---------
Total shares for purpose of
   calculating diluted net income
   (loss) per share.....................  15,984     3,987
                                        ========= =========

  Diluted net income (loss) per share...   $0.02    ($0.73)
                                        ========= =========


3) PRIVATE PLACEMENT

  On January 22, 1999, the Company completed a private placement of 1,538,462 shares of common stock at $2.60 per share. The Company received net proceeds of approximately $4.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption, "Risk Factors" in the Annual Report, as well as the risks discussed elsewhere in this Quarterly Report. In particular, such factors include: the Company's ability to implement and execute its revised business model focused on software services; acceptance by the marketplace of the Company's services; the Company's ability to implement its revised business model with its existing cash resources; the Company's ability to obtain additional capital on terms favorable to the Company, or at all; the Company's ability to offer new services to meet market demand or that incorporate evolving industry standards; the Company's ability to compete effectively; acceptance of the Internet as a medium for electronic commerce and order management; the Company's dependence on the Internet infrastructure; and the Company's dependence on certain third party software and services vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including, the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K filed by the Company.

OVERVIEW

    The Company provides integration solutions to enable its customers to engage in Internet-based electronic commerce and extend their businesses through the emerging network supply chain. The Company's MarketStream software applications and Web time-driven professional services are designed to enable corporations to build open, multi-vendor e-business solutions that help them to compete effectively in the digital economy using best-of-breed technologies. The Company utilizes innovative methodologies and advanced technical expertise to conceptualize, design, develop and deploy e-business solutions. This process is facilitated by the use of emerging Internet technologies. This business strategy allows the Company to leverage its core competencies and deliver to its customers effective applications and consulting services solutions.

    The Company historically designed, developed, marketed and supported application software for Internet-based interactive commerce. In October 1998, the Company announced a shift in business direction and focus, to providing Internet systems and systems integration services based on technologies from both the Company and industry partners. These combined applications, services and intellectual property strategy is the Company's "ServiceWare" approach to providing solutions for e-business. This decision effectively unified the Company's consulting engineering organization and its software products group into a single consulting services organization providing Internet systems integration, as well as extending its current service business to emphasize building cross-enterprise e-business solutions. Because of this recent shift in business direction and focus, the Company believes that consecutive quarter operating results comparisons are more meaningful than comparisons of the current quarters' results to the prior years' similar quarter.

    During the second half of 1998 the Company executed a number of strategic initiatives consistent with its new business direction and focus. These initiatives included reductions in headcount, and other cost reduction measures, directed at more appropriately aligning expenses
with revenues.   Because of these actions, and expectations from the
marketplace, we have begun to expand our operations. This expansion includes an increase in headcount, during the first quarter of 1999. Further expansion is anticipated, including growth in our investment in the sales and marketing functions, as well as the continued growth of our technology center in the Chicago area.

    The first quarter of 1999 was the second consecutive quarter of profitability. Quarter-over-quarter growth in revenues and profits were 41% and 603%, respectively. The Company also succeeded in securing an additional equity investment from existing stockholders. This investment allowed the Company to comply with the "net asset" requirement, imposed by NASDAQ. Failure to meet this requirement could have led to a "de-listing" of the Company's stock from the NASDAQ system.

    The Company believes that the consolidation of its software offerings into a single application product (MarketStream), which was accomplished during the quarter, will enable it to more effectively focus and utilize its resources. Development was recently completed on a new product release, MarketStream 2.0. This release creates a product that is both Unix and Microsoft NT compatible. The Company believes this release represents a significant step in providing the technology engine and services required by eCommerce infomediaries. The Company also believes this offering furthers its strategic objective of reducing time-to-market and technology risk for supply chain communities.

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








RESULTS OF OPERATIONS

Revenue

    Total revenue was $2,026,000 for the three months ended March 31, 1999, compared to $2,252,000 for the comparable period in 1998. For the three months ended March 31,1999, one customer represented approximately 25% of total revenue.

    License Revenue. License revenue was $675,000 or 33% of total revenue for the three months ended March 31,1999, compared to $1,025,000, or 45% of total revenue, for the comparable period in 1998. This decline is due to the fact that the Company was transitioning its software applications and developing MarketStream 2.0 during this period.

    Service Revenue. Service revenue was $1,351,000, or 67% of total revenue for the three months ended March 31,1999, compared to $1,227,000, or 54% of total revenue, for the comparable period in 1998. This represents an increase of 10%. This services revenue increase was influenced by the fact that many of the Company's engineers were involved with the development of the new MarketStream product while simultaneously working on customer implementations.


Cost of Revenue

    Cost of License Revenue. Cost of license revenue includes sub-license fees. Cost of license revenue was $60,000, or 9% of license revenue, for the three months ended March 31,1999, compared to $178,000, or 17% of license revenue for the comparable period in 1998. This decrease primarily reflects a re-positioning of certain embedded software that permits it to be included on an as-needed basis rather than automatically including it with our application software.

   Cost of Service Revenue. Cost of service revenue consists of cost of implementation services, including fees for third-party contract developers, Company personnel costs, training and customer support costs. Cost of service revenue was $843,000 or 62% of service revenue for the three months ended March 31, 1999, compared to $1,402,000, or 114% of service revenue, for the comparable period in 1998. The improved margins in 1999 are due to cost reductions in the Company's services business, the combining of engineering and services resources into one organization, and the more effective use of fixed price contracts as the primary delivery vehicle for the Company's services business.


Operating Expenses

    Research and Development. Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses for the three months ended March 31,1999 were $221,000, or 11% of total revenue, compared with $1,311,000, or 58% for the comparable period in 1998. The decline in total research and development expenses is related to staffing reductions and other cost reduction measures. The Company expects research and development expenses to remain relatively constant, as a percentage of revenue, through the remainder of 1999. The Company has introduced a continuous product improvement process built around its newly developed component-based architecture. The Company believes that this approach will make it easier to upgrade and release new application functionality and improvements than it has been in the past.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions of sales and marketing personnel, travel, and marketing and promotional expenses. Sales and marketing expenses were $35,000, or 2% of total revenue for the three months ended March 31,1999, compared with $1,440,000, or 64% of total revenue for the comparable period in 1998. The decline in total sales and marketing expenses was attributable to decreased staffing and reductions in marketing expenditures. For the balance of 1999 the Company expects sales and marketing costs to increase. The Company has followed a deliberate strategy of dealing first with financial viability issues, which were a significant impediment to its sales efforts in the past, and then focusing on making its new MarketStream 2.0 application ready for market. In addition, the Company believes that using the Internet as a significant vehicle for marketing and sales activity is a much more cost effective mechanism for an Internet Company than traditional direct sales used in the past. The Company intends to increase its marketing and sales staffing through the remainder of the year, and will seek additional strategic business partnerships similar to the recently announced partnership with IBM.

    General and Administrative. General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses, as well as legal and accounting
expenses.   General and administrative expenses were $667,000, or 33% of total revenue for the three months ended March 31,1999, compared with $796,000, or 35% of total revenue for the comparable period in 1998. The Company expects general and administrative expenses to remain relatively constant for the remainder of 1999.

    Other Income (Expense). Other income (expense) consists primarily of interest expense and interest income and rental income. Interest expense, which results principally from interest incurred under notes payable and capital lease obligations, was $32,000, or 2% of total revenue for the three months ended March 31, 1999, compared with $222,000, or 10% of total revenue for the comparable period in 1998. Interest expense decreased in 1999 from 1998 due to interest associated with the exchange of the convertible notes in February 1998, previously issued in November 1997.

    Interest and other income was $113,000, or 6% of total revenue for the three months ended March 31, 1999, compared with $147,000, or 7% of total revenue for the comparable period in 1998. This decrease is primarily due to lower cash balances in 1999.

    The Company has a tax loss carry forward and is currently incurring losses for tax purposes. Accordingly, there is no provision for income taxes.




FACTORS AFFECTING QUARTERLY OPERATING RESULTS

    The Company has experienced and expects to continue to experience significant fluctuations in quarterly operating results that may be caused by many factors including, among others, the Company's ability to implement and execute its business strategy, acceptance of MarketStream 2.0, rapid changes in the marketplace, risks related to the management of growth, the Company's ability to attract, train and retain qualified personnel, the Company's ability to build its sales and marketing resources, development and promotional expenses related to the introduction of its new software releases, changes in technology and industry standards, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt and orders from major customers, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability.

    Further, the Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income (loss) is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, the Company's future operating results may be below the expectations of securities analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected. See "Risk Factors - Our Net Revenues and Operating Results may Fluctuate" in the Company's Annual Report.




YEAR 2000 COMPLIANCE

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, thus rendering them incapable of properly managing and manipulating data that includes both 20th and 21st century dates, the ability to properly manage and manipulate such data is referred to herein as "Year 2000 Compliant". In connection with a normal plan of upgrading its computer resources, the Company has installed or upgraded IT and Non-IT internal systems in connection with operating its business. The vendors of these systems generally have represented that their systems are Year 2000 Compliant. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems, could have a material adverse effect on the Company's business or results of operations. The Company has completed all changes required to make its IT and Non-IT internal systems Year 2000 Compliant.


    The Company believes that the most current releases of its software products are Year 2000 Compliant. The Company has contacted its customers directly by mail and by posting information on the Company's web site advising that non-current product releases cannot be certified as Year 2000 Compliant. The inability of the Company's previously released products to properly manage and manipulate data in the Year 2000 could result in increased warranty costs and customer satisfaction issues which could have a material adverse effect on the Company's business, results of operations or financial condition.

    The Company is in the process of developing a contingency plan. This plan is expected to be in place in the second quarter of 1999. The inability of the Company to develop and implement a contingency plan could result in a material adverse impact on the Company. The Company has had discussions with its suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has requested that all significant vendors give assurance that their programs are Year 2000 Compliant.

    The Company has completed upgrading all internal programs and system interfaces with significant vendors and financial institutions to be Year
2000 Compliant.  The Company currently estimates that  no additional Year
2000 costs will be incurred to address the Year 2000 Compliance of the Company's products, internal IT and Non-IT systems and third party system interfaces, and is subject to change. There can be no assurance that a third party's failure to ensure Year 2000 compliance would not have an adverse effect on the Company's operations.

    The Company currently estimates that total Year 2000 compliance costs will not be material. Accordingly, the Company believes it has sufficient resources for the Year 2000 project from currently available cash reserves. The cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations to date primarily through the private and public sale of debt and equity securities and the use of capitalized leases for equipment financing. The Company had working capital of $5.8 million at March 31, 1999.

    During the three months ended March 31, 1999 and 1998, net cash used in operating activities was $1.0 million and $1.5 million, respectively.
This was primarily due to a significant increase in accounts receivable and net losses incurred by the Company.

    During the three months ended March 31, 1999 and 1998, the Company used $83,000 and $183,000, respectively, in investing activities for the purchase of property and equipment. Net cash provided by financing activities for the three months ended March 31, 1999 was $3,808,000, primarily from the sale of common stock. Net cash used by financing activities for the three months ended March 31, 1998 was $355,000, primarily from the issuance of convertible preferred stock and repayment of notes payable.

    Although the Company has operated at a profit during the last two quarters, the Company incurred net losses and experienced significant negative cash flow from operations from inception through the third quarter of 1998. As of March 31, 1999, the Company had an accumulated deficit of $69.2 million. Based upon its current operating plan, the Company believes it has adequate cash balances to fund its operations through December 31, 1999. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights, preferences or privileges senior to those of the Company's common stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to continue operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or other requirements, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

                           PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           Not applicable


ITEM 2.    CHANGES IN SECURITIES
           Not applicable


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable


ITEM 5.    OTHER INFORMATION
           Not applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


a)  Exhibits
    ITEM   DESCRIPTION
    -----   -----------
    (27)    Financial Data Schedule


b)         Report on Form 8-K
            1.  Form 8-K filed on February 4, 1999.
                Item 5. Other Events. (Completed a private placement of its common stock on January 22, 1999, which raised approximately $4.0 million.)

            2. Form 8-K filed on February 26, 1999.
               Item 5. Other events. (In compliance with the Nasdaq net tangible assets requirements.)

                                    SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CONNECT, Inc.


Date:  May 14,1999                        /s/ Craig D. Norris
-------------------------                     -------------------------
                                              Craig D. Norris
                                              President and Chief Executive
                                              Officer
                                              (Principal Executive Officer)


Date:  May 14,1999                        /s/ Craig D. Norris
-------------------------                     -------------------------
                                              Craig D. Norris
                                              Acting Vice President, Finance &
                                              Administration, and Chief
                                              Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)