Form 10-Q
period 1999-06-30
CONNECT INC
filed 1999-08-11
CIK 831529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 000-20873

CONNECT, INC.
(Exact name of Registrant as specified in its charter)

                          Delaware                                                             77-0431045
(State or Other Jurisdiction of Incorporation or Organization)                       (I.R.S. Employer Identification No.)

515 Ellis Street
Mountain View, California 94043-2242
(Address of principal executive offices) (Zip code)

(650) 254-4000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of July 31, 1999 there were 14,841,227 shares of the Registrant's Common Stock outstanding.

CONNECT, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 1999
Table of Contents

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements (Unaudited)

        Condensed Balance Sheets as of June 30, 1999 and December 31, 1998

        Condensed Statements of Operations for the three and six months ended June 30, 1999 and 1998

        Condensed Statements of Cash Flows for the six months ended June 30, 1999 and 1998

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

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

CONNECT, INC.
BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

                                                        June 30,    December 31,
                                                         1999          1998
                                                      ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents..........................      $5,481        $3,965
  Accounts receivable, less allowances for doubtful
    accounts of $130, at June 30, 1999 and
    $162 at December 31, 1998........................       1,503           613
  Prepaid expenses and other current assets..........         301           212
                                                      ------------  ------------
Total current assets.................................       7,285         4,790
Property and equipment, net..........................         554           609
Deposits and other assets............................          51            54
                                                      ------------  ------------
        Total assets.................................      $7,890        $5,453
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................        $552          $834
  Accounts payable...................................         730           707
  Accrued payroll and related expenses...............          98           167
  Other accrued liabilities..........................         557           857
  Deferred revenue...................................         185           415
  Current portion of extended vendor liabilities.....         100           282
                                                      ------------  ------------
Total current liabilities............................       2,222         3,262

Notes payable........................................         146           245

Commitments and contingencies

Stockholders' equity :
  Preferred Stock:
    Authorized shares--35,000,000.  Issued and
    outstanding shares--none.........................         --            --
  Common Stock: $.001 par value.  Authorized
    shares--60,000,000. Issued and outstanding
    shares--14,826,629 at June 30, 1999
    and 13,213,801 at December 31, 1998..............          15            13
  Additional paid-in capital.........................      75,461        71,454
  Deferred compensation..............................         (38)          (60)
  Accumulated deficit................................     (69,916)      (69,461)
                                                      ------------  ------------
Total stockholders' equity...........................       5,522         1,946
                                                      ------------  ------------
Total liabilities and stockholders' equity...........      $7,890        $5,453
                                                      ============  ============

        See accompanying notes.

CONNECT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(Unaudited)

                                         Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                        ------------------- -------------------
                                          1999      1998      1999      1998
                                        --------- --------- --------- ---------
Revenue:
  License.............................      $560      $460    $1,235    $1,485
  Service.............................       668     1,228     2,019     2,455
                                        --------- --------- --------- ---------
    Total revenue.....................     1,228     1,688     3,254     3,940
                                        --------- --------- --------- ---------
Cost of revenue:
  License.............................       139       116       199       294
  Service.............................       455     1,063     1,298     2,465
                                        --------- --------- --------- ---------
    Total cost of revenue.............       594     1,179     1,497     2,759
                                        --------- --------- --------- ---------
    Gross profit......................       634       509     1,757     1,181
                                        --------- --------- --------- ---------
Operating expenses:
  Research and development............       564       989       785     2,300
  Sales and marketing.................       317       868       352     2,308
  General and administrative..........       512       614     1,179     1,350

                                        --------- --------- --------- ---------
    Total operating expenses..........     1,393     2,471     2,316     5,958
                                        --------- --------- --------- ---------
Loss from operations..................      (759)   (1,962)     (559)   (4,837)
Interest expense......................       (25)      (37)      (57)     (259)
Interest income and other income, net.        56        71       162       158
                                        --------- --------- --------- ---------
Loss before income taxes..............      (728)   (1,928)     (454)   (4,878)
Provision (benefit) for income taxes..       --        --        --        --
                                        --------- --------- --------- ---------
Net loss..............................     ($728)  ($1,928)    ($454)  ($4,878)
                                        ========= ========= ========= =========
Basic and diluted net
   loss per share.....................    ($0.05)   ($0.15)   ($0.03)   ($0.58)
                                        ========= ========= ========= =========
Weighted average common shares
   outstanding........................    14,774    12,849    14,605     8,418
                                        ========= ========= ========= =========

        See accompanying notes.

CONNECT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                             Six Months Ended
                                                                June 30,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
Operating activities:
Net income (loss)........................................    ($454)   ($4,878)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
   Depreciation and amortization.........................      215        751
   Amortization of deferred compensation.................       22         22
   Changes in operating assets and liabilities:
     Accounts receivable.................................     (890)     1,098
     Prepaid expenses and other current assets...........      (89)       429
     Other assets........................................        3         10
     Accounts payable, accrued payroll and related
      expenses, other accrued liabilities, and
      extended vendor liabilities........................     (528)      (909)
     Deferred revenue....................................     (230)      (226)
                                                          ---------  ---------
   Net cash used in operating activities.................   (1,951)    (3,703)
                                                          ---------  ---------
Investing activities:
Purchases of property and equipment......................     (161)      (194)
                                                          ---------  ---------
   Net cash used in investing activities.................     (161)      (194)
                                                          ---------  ---------
Financing activities:
Proceeds from issuance of common stock and other.........    4,009         --
Proceeds from issuance of notes payable..................       --        311
Repayment of principal on notes payable..................     (381)      (292)
Repayment of principal under capital lease obligations...       --       (275)
                                                          ---------  ---------
   Net cash provided (used) by financing activities......    3,628       (256)
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....    1,516     (4,153)
Cash and cash equivalents at beginning of period.........    3,965      9,644
                                                          ---------  ---------
   Cash and cash equivalents at end of period............   $5,481     $5,491
                                                          =========  =========
Supplemental disclosure of cash flow information
Cash paid for interest...................................      $57       $222
Cash paid for income taxes...............................       --         --

Supplemental noncash financing information
Conversion of convertible notes into preferred
 stock and common stock..................................       --     $9,654
                                                          =========  =========

        See accompanying notes.

CONNECT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1) THE COMPANY AND SIGNIFICANT ACCOUNTING P0LICIES

BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial information should be read in conjunction with the financial statements and notes thereto included in CONNECT, Inc.'s ("CONNECT" or the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (the "Annual Report"). The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains, in addition to historical information, forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption, "Risk Factors" in the Annual Report, as well as the risks discussed elsewhere in this Quarterly Report. In particular, such factors include: the Company's ability to implement and execute its revised business model focused on software products; acceptance by the marketplace of the Company's products; the Company's ability to implement its revised business model with its existing cash resources; the Company's ability to obtain additional capital on terms favorable to the Company, or at all; the Company's ability to offer new products to meet market demand or that incorporate evolving industry standards; the Company's ability to compete effectively; acceptance of the Internet as a medium for electronic commerce and order management; the Company's dependence on the Internet infrastructure; and the Company's dependence on certain third party software and services vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including, the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K filed by the Company.

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

      The Company historically designed, developed, marketed and supported application software for Internet-based interactive commerce. In October 1998, the Company announced a shift in business direction and focus, to providing Internet software and systems integration services based on technologies from both the Company and industry partners. These combined applications, services and intellectual property strategy is the Company's approach to providing solutions for e-business.

     During the second half of 1998 the Company executed a number of strategic initiatives consistent with its new business direction and focus. These initiatives included reductions in headcount, and other cost reduction measures, directed at more appropriately aligning expenses with revenues. Because of these actions, and expectations from the marketplace, the Company has begun to expand its operations. This expansion included an increase in headcount during the first half of 1999. Further expansion is anticipated, including growth in the Company's investment in the sales and marketing functions, as well as the continued growth of our technology center in the Chicago area.

      The Company's flagship product, MarketStream 2.0, was developed during the fourth quarter 1998 and first quarter 1999. MarketStream 2.0 was developed on schedule and has re-directed the Company as an application software company.

      The Company's prospects are dependent upon the successful acceptance of its product offerings by the market. In addition, the Company's markets are new and rapidly evolving, which heightens these risks and uncertainties. To address these risks, the Company must, among other things, successfully implement its marketing strategy, respond to competitive developments, and integrate new technologies and industry standards into its software offerings. There can be no assurance that the Company will succeed in addressing any or all of these risks. See "Risk Factors" in the Annual Report, as well as the risks discussed elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

Revenue

      Total revenue was $1,228,000 for the three months ended June 30, 1999, compared to $1,688,000 for the comparable period in 1998. Total revenue was $3,254,000 for the six months ended June 30, 1999, compared to $3,940,000 for the comparable period in 1998. For the three months ended June 30, 1999, four customers represented approximately 17%, 15%, 14% and 11% of total revenue respectively. For the six months ended June 30, 1999, one customer represented approximately 16% of total revenue.

      License Revenue. License revenue was $560,000 or 46% of total revenue for the three months ended June 30, 1999, compared to $460,000, or 27% of total revenue, for the comparable period in 1998. The increase in license revenue was due to the fact that the Company began shipment of MarketStream 2.0 during this period. License revenue was $1,235,000 or 38% of total revenue for the six months ended June 30, 1999, compared to $1,485,000 or 38% of total revenue for the comparable period in 1998.

      Service Revenue. Service revenue was $668,000, or 54% of total revenue for the three months ended June 30, 1999, compared to $1,228,000, or 73% of total revenue, for the comparable period in 1998. Service revenue was $2,019,000 or 62% of total revenue for the six months ended June 30, 1999, compared to $2,455,000 or 62% of total revenue for the comparable period in 1998. The decline in services revenue during these periods was caused, in part, by the fact that many of the Company's engineers were involved with the development of the new MarketStream product while to a lesser extent working on customer implementations.

Cost of Revenue

      Cost of License Revenue. Cost of license revenue consists of sub- license fees. Cost of license revenue was $139,000, or 25% of license revenue, for the three months ended June 30, 1999, compared to $116,000, or 25% of license revenue for the comparable period in 1998. Cost of license revenue was $199,000 or 16% of license revenue, for the six months ended June 30, 1999, compared to $294,000, or 20% of license revenue for the comparable period in 1998. The decrease in cost of license revenue for the six months ended June 30, 1999 was primarily due to lower costs from third party license fees.

      Cost of Service Revenue. Cost of service revenue consists of cost of implementation services, including fees for third-party contract developers, Company personnel costs, training and customer support costs. Cost of service revenue was $455,000 or 68% of service revenue for the three months ended June 30, 1999, compared to $1,063,000, or 87% of service revenue, for the comparable period in 1998. For the six months ended June 30, 1999, cost of service revenue was $1,298,000 or 64% of service revenue, compared to $2,465,000 or 100% of service revenue, for the comparable period in 1998. The improved margins in 1999 are due to cost reductions in the Company's services business, and the more effective use of fixed price contracts as the primary delivery vehicle for the Company's services business.

Operating Expenses

      Research and Development. Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses for the three months ended June 30, 1999 were $564,000, or 46% of total revenue, compared with $989,000, or 59% of total revenue for the comparable period in 1998. Research and development expenses for the six months ended June 30, 1999 were $785,000 or 24% of total revenue, compared with $2,300,000 or 58% of total revenue for the comparable period in 1998. The decline in total research and development expenses was primarily the result of staff reductions and other cost reduction measures taken in late fiscal 1998. The Company has introduced a continuous product improvement process built around its newly developed component-based architecture. The Company believes that this approach will make it easier to upgrade and release new application functionality and improvements than it has in the past. For the balance of 1999 the Company expects research and development costs to increase.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions of sales and marketing personnel, travel, and marketing and promotional expenses. Sales and marketing expenses were $317,000, or 26% of total revenue for the three months ended June 30, 1999, compared with $868,000, or 51% of total revenue for the comparable period in 1998. Sales and marketing expenses were $352,000 or 11% of total revenue for the six months ended June 30, 1999, compared with $2,308,000 or 59% of total revenue for the comparable period in 1998. The decline in total sales and marketing expenses was attributable to decreased staffing and reductions in marketing expenditures initiated in 1998. For the balance of 1999 the Company expects sales and marketing costs to increase. During these periods, the Company followed a deliberate strategy of dealing first with financial viability issues, which were a significant impediment to its sales efforts, and then focusing on making its new MarketStream 2.0 application ready for market. With the recent introduction of MarketStream 2.0, the Company expects to allocate more resources for sales and marketing. In addition, the Company believes that using the Internet as a significant vehicle for marketing and sales activity is a more cost effective mechanism than traditional direct sales used in the past. The Company intends to increase its marketing and sales staffing through the remainder of 1999, and will seek additional strategic business partnerships.

      General and Administrative. General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses were $512,000, or 42% of total revenue for the three months ended June 30, 1999, compared with $614,000, or 36% of total revenue for the comparable period in 1998. General and administrative expenses were $1,179,000 or 36% of total revenue, compared to $1,350,000 or 34% of total revenue for the comparable period in 1998. The Company expects general and administrative expenses to increase for the remainder of 1999.

      Other Income (Expense). Other income (expense) consists primarily of interest expense and interest income and rental income. Interest expense, which results principally from interest incurred under notes payable and capital lease obligations, was $25,000, or 2% of total revenue for the three months ended June 30, 1999, compared with $37,000, or 2% of total revenue for the comparable period in 1998. Interest expense was $57,000 or 2% of total revenue for the six months ended June 30, 1999, compared with $259,000 or 7% of total revenue for the comparable period in 1998. Interest expense decreased in 1999 from 1998 due to the termination of interest payments associated with the February 1998 exchange of convertible notes originally issued in November 1997.

     Interest and other income was $56,000, or 5% of total revenue for the three months ended June 30, 1999, compared with $71,000, or 4% of total revenue for the comparable period in 1998. This decrease was primarily due to lower cash balances in 1999. Interest and other income was $162,000 or 5% of total revenue for the six months ended June 30, 1999, compared with $158,000 or 4% of total revenue for the comparable period in 1998.

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

      Further, the Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net loss is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, the Company's future operating results may be below the expectations of securities analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected. See, in particular, "Risk Factors - Our Net Revenues and Operating Results may Fluctuate" in the Company's Annual Report.

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

      The Company believes that the most current releases of its software products are Year 2000 Compliant. The Company has contacted its customers directly by mail and by posting information on the Company's web site advising that non-current product releases cannot be certified as Year 2000 Compliant. The inability of the Company's previously released products to properly manage and manipulate data in the Year 2000 could result in increased costs and customer satisfaction issues which could have a material adverse effect on the Company's business, results of operations or financial condition.

      The Company is in the process of developing a contingency plan. This plan is expected to be in place in the fourth quarter of 1999. The inability of the Company to develop and implement a contingency plan could result in a material adverse impact on the Company. The Company has had discussions with its suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has requested that all significant vendors give assurance that their programs are Year 2000 Compliant.

      The Company has completed upgrading all internal programs and system interfaces with significant vendors and financial institutions to be Year 2000 Compliant. The Company believes that no additional Year 2000 costs will be incurred to address the Year 2000 Compliance of the Company's products, internal IT and Non-IT systems and third party system interfaces. This belief however, is subject to change based on any additional testing that may be done or information received during the remainder of 1999. Additionally, there can be no assurance that a third party's failure to ensure Year 2000 Compliance would not have an adverse effect on the Company's operations.

      The Company currently believes that total Year 2000 Compliance costs will not be material. Accordingly, the Company believes it has sufficient resources for the Year 2000 project from currently available cash reserves. The cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations to date primarily through the private and public sale of debt and equity securities and the use of capitalized leases for equipment financing. The Company had working capital of $5.1 million at June 30, 1999.

      During the six months ended June 30, 1999 and 1998, net cash used in operating activities was $2.0 million and $3.7 million, respectively. This was primarily due to a significant increase in accounts receivable in 1999 and net losses incurred by the Company in both years.

      During the six months ended June 30, 1999 and 1998, the Company used $161,000 and $194,000, respectively, in investing activities for the purchase of property and equipment. Net cash provided by financing activities for the six months ended June 30, 1999 was $3,628,000, primarily from the sale of common stock. Net cash used by financing activities for the six months ended June 30, 1998 was $256,000, from the issuance of convertible preferred stock and repayment of notes payable and capital lease obligations.

      The Company has incurred net losses and experienced significant negative cash flow from operations since its inception. As of June 30, 1999, the Company had an accumulated deficit of $69.9 million. Based upon its current operating plan, the Company believes it has adequate cash balances to fund its operations through December 31, 1999. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights, preferences or privileges senior to those of the Company's common stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to continue operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or other requirements, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There have been no material changes in the Company's market risk during the six months ended June 30, 1999. For additional information, refer to page 21 of the Company's Annual Report.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not applicable

ITEM 2. CHANGES IN SECURITIES

      On January 22, 1999, the Company sold an aggregate of 1,538,462 shares of its common stock in a private placement to Elliot Bossen and entities associated with Special Situation Fund III, L.P. The aggregate offering price of the placement was approximately $4 million. No underwriters were used in connection with these sales. The Company relied on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act"), which among other things provides an exemption from the registration requirements of the Act for sales to accredited investors (as defined by Rule 501(a) of Regulation D under the Act.)

      In January, 1999, the Company granted to Cooley Godward LLP, a warrant to purchase up to 35,000 shares of Company common stock at an exercise price equal to $4.3125, the market price of Company common stock on the date of grant. The warrant was issued in connection with the Company's retention of Cooley Godward LLP as its outside counsel. The Company relied on Section 4(2) of the Act, which among other things provides an exemption from the registration requirements of the Act for sales of securities not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5. OTHER INFORMATION

      Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

                 10.38 Change of Control Agreement dated as of April 7, 1999, between the Company and Joseph F. Bentzel.

                 10.39 Change of Control Agreement dated as of May 10, 1999, between the Company and Kevin J. Berry.

                 Exhibit 27 - Financial Data Schedule

        (b)     Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

CONNECT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECT, INC.

(Registrant)

Dated: August 10, 1999

By:	/s/ Craig D. Norris

Craig D. Norris
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 1999

By:	/s/ Kevin J. Berry

Kevin J. Berry
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)