Form 10-Q
period 1999-09-30
CONNECT INC
filed 1999-11-12
CIK 831529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 000-20873

CONNECTINC.COM, Co.
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of October 31, 1999 there were 14,853,215 shares of the Registrant's Common Stock outstanding.

CONNECTINC.COM, Co.
FORM 10-Q
For the Quarterly Period Ended September 30, 1999
Table of Contents

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements (Unaudited)

        Condensed Balance Sheets as of September 30, 1999 and December 31, 1998

        Condensed Statements of Operations for the three and nine months ended September 30, 1999 and 1998

        Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

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

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

CONNECTINC.COM, Co.
BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

                                                      September 30, December 31,

                                                         1999          1998

                                                      ------------  ------------

ASSETS

Current assets:

  Cash and cash equivalents..........................      $5,086        $3,965

  Accounts receivable, less allowances for doubtful

    accounts of $99 at September 30, 1999 and

    $162 at December 31, 1998........................       1,172           613

  Prepaid expenses and other current assets..........         358           212

                                                      ------------  ------------

Total current assets.................................       6,616         4,790

Property and equipment, net..........................         444           609

Deposits and other assets............................          50            54

                                                      ------------  ------------

        Total assets.................................      $7,110        $5,453

                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Notes payable......................................        $381          $834

  Accounts payable...................................         448           707

  Accrued payroll and related expenses...............         173           167

  Other accrued liabilities..........................         630           857

  Deferred revenue...................................         355           415

  Current portion of extended vendor liabilities.....         118           282

                                                      ------------  ------------

Total current liabilities............................       2,105         3,262

Notes payable........................................         111           245

Commitments and contingencies

Stockholders' equity (deficit):

  Preferred Stock:

    Authorized shares--35,000,000.  Issued and

    outstanding shares--none.........................         --            --

  Common Stock: $.001 par value.  Authorized

    shares--60,000,000. Issued and outstanding

    shares--14,853,215 at September 30, 1999

    and 13,213,801 at December 31, 1998..............          15            13

  Additional paid-in capital.........................      75,468        71,454

  Deferred compensation..............................         (28)          (60)

  Accumulated deficit................................     (70,561)      (69,461)

                                                      ------------  ------------

Total stockholders' equity...........................       4,894         1,946

                                                      ------------  ------------

Total liabilities and stockholders' equity...........      $7,110        $5,453

                                                      ============  ============

        See accompanying notes.

CONNECTINC.COM, Co.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(Unaudited)

                                         Three Months Ended  Nine Months Ended

                                             September 30,       September 30,

                                        ------------------- -------------------

                                          1999      1998      1999      1998

                                        --------- --------- --------- ---------

Revenue:

  License.............................      $754      $123    $1,989    $1,608

  Service.............................       853       978     2,873     3,433

                                        --------- --------- --------- ---------

    Total revenue.....................     1,607     1,101     4,862     5,041

                                        --------- --------- --------- ---------

Cost of revenue:

  License.............................       143       121       343       415

  Service.............................       454       963     1,752     3,428

                                        --------- --------- --------- ---------

    Total cost of revenue.............       597     1,084     2,095     3,843

                                        --------- --------- --------- ---------

    Gross profit......................     1,010        17     2,767     1,198

                                        --------- --------- --------- ---------

Operating expenses:

  Research and development............       578       853     1,363     3,153

  Sales and marketing.................       390       742       742     3,050

  General and administrative..........       770       411     1,949     1,761

  Nonrecurring charges................       --      1,098       --      1,098

                                        --------- --------- --------- ---------

    Total operating expenses..........     1,738     3,104     4,054     9,062

                                        --------- --------- --------- ---------

Loss from operations..................      (728)   (3,087)   (1,287)   (7,864)

Interest expense......................       (16)      (27)      (73)     (274)

Interest income and other income, net.        99        50       260       196

                                        --------- --------- --------- ---------

Loss before income taxes..............      (645)   (3,064)   (1,100)   (7,942)

Provision (benefit) for income taxes..       --        --        --        --

                                        --------- --------- --------- ---------

Net loss..............................     ($645)  ($3,064)  ($1,100)  ($7,942)

                                        ========= ========= ========= =========

Basic and diluted net

   loss per share.....................    ($0.04)   ($0.24)   ($0.07)   ($0.80)

                                        ========= ========= ========= =========

Weighted average common shares

   outstanding........................    14,754    12,890    14,674     9,909

                                        ========= ========= ========= =========

        See accompanying notes.

CONNECTINC.COM, Co.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                             Nine Months Ended

                                                                September 30,

                                                          --------------------

                                                            1999       1998

                                                          ---------  ---------

Operating activities:

Net income (loss)........................................  ($1,100)   ($7,942)

Adjustments to reconcile net income (loss) to net

 cash used in operating activities:

   Depreciation and amortization.........................      364      1,081

   Amortization of deferred compensation.................       32         32

   Changes in operating assets and liabilities:

     Accounts receivable.................................     (559)     1,517

     Prepaid expenses and other current assets...........     (146)       471

     Other assets........................................        4         30

     Accounts payable, accrued payroll and related

      expenses, other accrued liabilities, and

      extended vendor liabilities........................     (644)    (1,081)

     Deferred revenue....................................      (60)      (306)

                                                          ---------  ---------

   Net cash used in operating activities.................   (2,109)    (6,198)

                                                          ---------  ---------

Investing activities:

Purchases of property and equipment......................     (199)      (208)

                                                          ---------  ---------

   Net cash used in investing activities.................     (199)      (208)

                                                          ---------  ---------

Financing activities:

Proceeds from issuance of common stock and other.........    4,016         --

Proceeds from issuance of notes payable..................       --        311

Repayment of principal on notes payable..................     (587)      (775)

Repayment of principal under capital lease obligations...       --         --

                                                          ---------  ---------

   Net cash provided (used) by financing activities......    3,429       (464)

                                                          ---------  ---------

Net increase (decrease) in cash and cash equivalents.....    1,121     (6,870)

Cash and cash equivalents at beginning of period.........    3,965      9,644

                                                          ---------  ---------

   Cash and cash equivalents at end of period............   $5,086     $2,774

                                                          =========  =========

Supplemental disclosure of cash flow information

Cash paid for interest...................................      $72       $274

Cash paid for income taxes...............................       --         --

Supplemental noncash financing information

Conversion of convertible notes into preferred

 stock and common stock..................................       --     $9,654

                                                          =========  =========

        See accompanying notes.

CONNECTINC.COM, Co.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial information should be read in conjunction with the financial statements and notes thereto included in CONNECTINC.COM, Co.'s (formally "Connect, Inc.") Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (the "Annual Report"). The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods.

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

4) RECLASSIFICATION

      Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net loss. All financial information has been restated to conform to this presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

      This report contains, in addition to historical information, forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Risk Factors" in the Annual Report, as well as the risks discussed elsewhere in this Quarterly Report. In particular, such factors include: the Company's ability to implement and execute its revised business model focused on software products; acceptance by the marketplace of the Company's products; the Company's ability to implement its revised business model with its existing cash resources; the Company's ability to obtain additional capital on terms favorable to the Company, or at all; the Company's ability to offer new products to meet market demand or that incorporate evolving industry standards; the Company's ability to compete effectively; acceptance of the Internet as a medium for electronic commerce and order management; the Company's dependence on the Internet infrastructure; and the Company's dependence on certain third party software and services vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including, the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K filed by the Company.

OVERVIEW

      The Company provides integration solutions to enable its customers to engage in Internet-based electronic commerce and extend their businesses through the emerging network supply chain. The Company's MarketStream software applications and Web time-driven professional services are designed to enable corporations to build open, multi- vendor e-business solutions that help them to compete effectively in the digital economy using best-of-breed technologies. The Company utilizes innovative methodologies and advanced technical expertise to conceptualize, design, develop and deploy e-business solutions. This process is facilitated by the use of emerging Internet technologies. This business strategy allows the Company to leverage its core competencies and deliver to its customers effective applications and consulting services solutions.

      The Company historically designed, developed, marketed and supported application software for Internet-based interactive commerce. In October 1998, the Company announced a shift in business direction and focus, to providing Internet software and systems integration services based on technologies from both the Company and industry partners. These combined applications, services and intellectual property strategy are the Company's approach to providing solutions for e- business.

     During the second half of 1998 the Company executed a number of strategic initiatives consistent with its new business direction and focus. These initiatives included reductions in headcount, and other cost reduction measures, directed at more appropriately aligning expenses with revenues. Because of these actions, and expectations from the marketplace, the Company has begun to expand its operations. This expansion included an increase in headcount during the first nine months of 1999. Further expansion is anticipated, including growth in the Company's investment in the sales and marketing functions, as well as the continued growth of our technology center in the Chicago area.

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

RESULTS OF OPERATIONS

Revenue

      Total revenue was $1,607,000 for the three months ended September 30, 1999, compared to $1,101,000 for the comparable period in 1998. Total revenue was $4,862,000 for the nine months ended September 30, 1999, compared to $5,041,000 for the comparable period in 1998. For the three months ended September 30, 1999, five customers represented approximately 16%, 16%, 16%, 13% and 12% of total revenue respectively. For the nine months ended September 30, 1999, one customer represented approximately 11% of total revenue.

License Revenue. License revenue was $754,000 or 47% of total revenue for the three months ended September 30, 1999, compared to $123,000, or 11% of total revenue, for the comparable period in 1998. The increase in license revenue was due to the fact that the Company was shipping MarketStream 2.0 during this period as compared to 1998 when the company was shipping products that are now discontinued. License revenue was $1,989,000 or 41% of total revenue for the nine months ended Septmeber 30, 1999, compared to $1,608,000 or 32% of total revenue for the comparable period in 1998.

Service Revenue. Service revenue was $853,000, or 53% of total revenue for the three months ended September 30, 1999, compared to $978,000, or 89% of total revenue, for the comparable period in 1998. Service revenue was $2,873,000 or 59% of total revenue for the nine months ended September 30, 1999, compared to $3,433,000 or 68% of total revenue for the comparable period in 1998. The decline in services revenue during these periods was caused, in part, by the emphasis on selling licensed products.

Cost of Revenue

      Cost of License Revenue. Cost of license revenue consists of sub- license fees. Cost of license revenue was $143,000, or 19% of license revenue, for the three months ended September 30, 1999, compared to $121,000, or 98% of license revenue for the comparable period in 1998. The decrease in cost of license revenue for the three months ended September 30, 1999 was due to lower cost from third party license fees. Included in 1998 was a write-down of prepaid royalty costs from discontinued vendors. Cost of license revenue was $343,000 or 17% of license revenue, for the nine months ended September 30, 1999, compared to $415,000, or 26% of license revenue for the comparable period in 1998. The decrease in cost of license revenue for the nine months ended September 30, 1999 was primarily due to lower costs from third party license fees.

Cost of Service Revenue. Cost of service revenue consists of cost of implementation services, including fees for third-party contract developers, Company personnel costs, training and customer support costs. Cost of service revenue was $454,000 or 53% of service revenue for the three months ended September 30, 1999, compared to $963,000, or 98% of service revenue, for the comparable period in 1998. For the nine months ended September 30, 1999, cost of service revenue was $1,752,000 or 61% of service revenue, compared to $3,428,000 or 100% of service revenue, for the comparable period in 1998. The improved margins in 1999 are due to cost reductions in the Company's services business, and the more effective use of fixed price contracts as the primary delivery vehicle for the Company's services business.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel and equipment costs. Research and development expenses for the three months ended September 30, 1999 were $578,000, or 36% of total revenue, compared with $853,000, or 77% of total revenue for the comparable period in 1998. Research and development expenses for the nine months ended September 30, 1999 were $1,363,000 or 28% of total revenue, compared with $3,153,000 or 63% of total revenue for the comparable period in 1998. The decline in total research and development expenses was primarily the result of staff reductions and other cost reduction measures taken in late fiscal 1998. The Company now has in place a continuous product improvement process built around its newly developed component-based architecture. The Company believes that this approach will make it easier to upgrade and release new application functionality and improvements than it has in the past. For the balance of 1999 the Company expects research and development costs to increase in total.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, travel, and marketing and promotional expenses. Sales and marketing expenses were $390,000, or 24% of total revenue for the three months ended September 30, 1999, compared with $742,000, or 67% of total revenue for the comparable period in 1998. Sales and marketing expenses were $742,000 or 15% of total revenue for the nine months ended September 30, 1999, compared with $3,050,000 or 61% of total revenue for the comparable period in 1998. The decline in total sales and marketing expenses was attributable to decreased staffing and reductions in marketing expenditures initiated in 1998. With the introduction of MarketStream 2.0, the Company expects to allocate more resources for sales and marketing. In addition, the Company believes that using the Internet as a significant vehicle for marketing and sales activity is a more cost effective mechanism than traditional direct sales used in the past. The Company intends to increase its marketing and sales staffing through the remainder of 1999, and will seek additional strategic business partnerships.

General and Administrative. General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses were $770,000, or 48% of total revenue for the three months ended September 30, 1999, compared with $411,000, or 37% of total revenue for the comparable period in 1998. The increase in General and administrative expenses was attributed to increases in outside accounting, public reporting, and bad debt expense. General and administrative expenses were $1,949,000 or 40% of total revenue, compared to $1,761,000 or 35% of total revenue for the comparable period in 1998. The Company expects general and administrative expenses to increase for the remainder of 1999.

Interest Expense. Interest expense, which results principally from interest incurred under notes payable and capital lease obligations, was $16,000, or 1% of total revenue for the three months ended September 30, 1999, compared with $27,000, or 2% of total revenue for the comparable period in 1998. Interest expense was $73,000 or 2% of total revenue for the nine months ended September 30, 1999, compared with $274,000 or 5% of total revenue for the comparable period in 1998. Interest expense decreased in 1999 from 1998 due to the termination of interest payments associated with the February 1998 exchange of convertible notes.

Interest and Other Income. Interest and other income consisting primarily of interest income and rental income was $99,000, or 6% of total revenue for the three months ended September 30, 1999, compared with $50,000, or 5% of total revenue for the comparable period in 1998. This increase was primarily due to higher cash balances in 1999. Interest and other income was $260,000 or 5% of total revenue for the nine months ended September 30, 1999, compared with $196,000 or 4% of total revenue for the comparable period in 1998, primarily due to higher cash balances.

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

YEAR 2000 COMPLIANCE

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, thus rendering them incapable of properly managing and manipulating data that includes both 20th and 21st century dates. The ability to properly manage and manipulate such data is referred to herein as "Year 2000 Compliant". In connection with a normal plan of upgrading its computer resources, the Company has installed or upgraded Information Technology ("IT") and Non-IT internal systems in connection with operating its business. The vendors of these systems generally have represented that their systems are Year 2000 Compliant. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems, could have a material adverse effect on the Company's business or results of operations. The Company has completed all changes required to make its IT and Non-IT internal systems Year 2000 Compliant.

      The Company believes that the most current releases of its software products are Year 2000 Compliant. The Company has contacted its customers directly by mail and by posting information on the Company's web site advising that non-current product releases cannot be certified as Year 2000 Compliant. The inability of the Company's previously released products to properly manage and manipulate data in the Year 2000 could result in increased costs and customer satisfaction issues that could have a material adverse effect on the Company's business, results of operations or financial condition.

      The Company is in the process of developing contingency plan. This plan is expected to be in place in the fourth quarter of 1999. The inability of the Company to develop and implement a contingency plan could result in a material adverse impact on the Company. The Company has had discussions with its suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has requested that all significant vendors give assurance that their programs are Year 2000 Compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations to date primarily through the private and public sale of debt and equity securities and the use of capitalized leases for equipment financing. The Company had working capital of $4.5 million at September 30, 1999.

      During the nine months ended September 30, 1999 and 1998, net cash used in operating activities was $2.1 million and $5.1 million, respectively. This was primarily due to a significant increase in accounts receivable and reduction of accounts payable and other accrued liabilities in 1999 and net losses incurred by the Company in both years.

      During the nine months ended September 30, 1999 and 1998, the Company used $199,000 and $208,000, respectively, in investing activities for the purchase of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 1999 was $3,429,000, primarily from the sale of common stock. Net cash used by financing activities for the nine months ended September 30, 1998 was $464,000, from the repayment of notes payable and other.

      The Company has incurred net losses and experienced significant negative cash flow from operations since its inception. As of September 30, 1999, the Company had an accumulated deficit of $70.6 million. Based upon its current operating plan, the Company believes it has adequate cash balances to fund its operations through December 31, 1999. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience additional dilution, or the securities may have rights, preferences or privileges senior to those of the Company's common stock. There can be no assurance that such additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to continue operations, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or other requirements, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There have been no material changes in the Company's market risk during the nine months ended September 30, 1999. For additional information, refer to page 21 of the Company's Annual Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on August 12, 1999 at the Company's offices in Mountain View, California, where the following matters were submitted to a vote of the stockholders, with the results as noted below.
1. Election of three (3) Class I directors to serve until
the 2001 Annual Meeting of Stockholders or until their respective successors are elected and qualified.

                                                                   Broker

                             Favor     Opposed       Abstain         Non

                                                                   Votes

         Radha R.Basu       13,032,366   --        250,654            --

         Gordon J.Bridge    13,038,576   --        544,444            --

         Craig D.Norris     13,033,785   --        249,235            --
2. Election of two (2) Class II directors to serve until the 2000 Annual Meeting of Stockholders or until their respective successors are elected and qualified.

                                                                           Broker

                                     Favor     Opposed       Abstain         Non

                                                                            Votes

         Richard H.Lussier       13,037,416     --        245,604            --

         Rory T.O'Driscoll       13,034,115     --        248,905            --
3. Approval of amendment to the Company's Second Amended and Restated Certificate of Incorporation to change the Company's name to ConnectInc.com, Co.

                                                                        Broker

                                                                          Non

                                    Favor       Opposed     Abstain      Votes

                                 13,160,362     59,300      63,358        --
4. Approval of adoption of the Company's 1999 Stock Option Plan for Non-Employee Directors and Advisors and the reservation of 500,000 shares of the Company's common stock for issuance thereunder.

                                                                        Broker

                                                                          Non

                                    Favor       Opposed     Abstain      Votes

  '                               12,708,363    436,39     138,259        --
5. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1999.

                                                                        Broker

                                                                          Non

                                    Favor       Opposed     Abstain      Votes

                                13,127,400      86,043     69,577         --

ITEM 5. OTHER INFORMATION

      Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

                 10.40 Change of Control Agreement dated as of September 10, 1999, between the Company and David J. Wippich.

                 Exhibit 27 - Financial Data Schedule

        (b)     Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

CONNECTINC.COM, Co.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTINC.COM, Co.

(Registrant)

Dated: November 12, 1999

By:	/s/ Craig D. Norris

Craig D. Norris
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 1999

By:	/s/ Kevin J. Berry

Kevin J. Berry
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)